Form 10-Q
period 1996-03-31
GAYLORD ENTERTAINMENT CO
filed 1996-05-15
CIK 878658

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission file number 1-10881

                         GAYLORD ENTERTAINMENT COMPANY
                         -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           73-0383730
- - --------------------------------------                    -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

          One Gaylord Drive
        Nashville, Tennessee                                      37214
- - ----------------------------------------                  -------------------
(Address of principal executive offices)                        (Zip Code)

                                 (615) 316-6000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                     Outstanding as of April 30, 1996
                -----                     --------------------------------
Class A Common Stock, $.01 par value            42,653,490 shares
Class B Common Stock, $.01 par value            49,425,224 shares

                         GAYLORD ENTERTAINMENT COMPANY

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX


                                                                     PAGE NO.
                                                                     --------
Part I - Financial Information                                          3

      Item 1.  Financial Statements

        Condensed Consolidated Statements of Income -
          For the Three Months Ended March 31, 1996 and 1995            4

        Condensed Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995                          5

        Condensed Consolidated Statements of Cash Flows -
          For the Three Months Ended March 31, 1996 and 1995            6

        Notes to Condensed Consolidated Financial Statements            7

      Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations             8


Part II - Other Information

      Item 1.  Legal Proceedings                                        12

      Item 2.  Changes in Securities                                    12

      Item 3.  Defaults Upon Senior Securities                          12

      Item 4.  Submission of Matters to a Vote of Security Holders      12

      Item 5.  Other Information                                        12

      Item 6.  Exhibits and Reports on Form 8-K                         12

Part I - Financial Information
Item 1. Financial Statements


                        GAYLORD ENTERTAINMENT COMPANY
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1996              1995
                                                        ------------      -----------
Revenues                                                $    138,857      $   140,548

Operating expenses:
  Operating costs                                             88,944           90,404
  Selling, general and administrative                         27,549           25,868
  Depreciation and amortization                                8,635            7,423
                                                        ------------      -----------

    Operating income                                          13,729           16,853

Interest expense                                              (3,200)            (636)
Interest income                                                5,561              420
Other gains (losses)                                          74,013           (1,024)
                                                        ------------      -----------

    Income before provision for income taxes                  90,103           15,613

Provision for income taxes                                    35,725            6,011
                                                        ------------      -----------

    Net income                                          $     54,378      $     9,602
                                                        ============      ===========

Net income per share                                    $       0.58      $      0.10
                                                        ============      ===========

Weighted average shares outstanding, including
  equivalent shares                                           93,165           92,879
                                                        ============      ===========

Dividends per share                                     $      0.090      $     0.076
                                                        ============      ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           March 31,      December 31,
                              ASSETS                                         1996            1995
                                                                         ------------     -----------
Current assets:
  Cash                                                                    $    12,298     $    12,062
  Trade receivables, less allowance of $3,203 and $3,297, respectively        105,141         105,898
  Program rights                                                               12,758          26,583
  Other assets                                                                 63,489          53,639
                                                                         ------------     -----------
      Total current assets                                                    193,686         198,182
                                                                         ------------     -----------

Program rights                                                                 20,485          37,641
Property and equipment, net of accumulated depreciation                       589,829         571,551
Intangible assets, net of accumulated amortization                             37,751          36,935
Investments                                                                    64,986          64,985
Long-term notes and interest receivable                                       183,210         176,356
Other assets                                                                   14,510          10,162
                                                                         ------------     -----------
      Total assets                                                        $ 1,104,457     $ 1,095,812
                                                                         ============     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                       $    37,350     $    37,400
  Accounts payable and accrued liabilities                                    102,050         115,664
  Income taxes payable                                                         37,806          14,131
  Program contracts payable                                                    15,600          23,574
                                                                         ------------     -----------
      Total current liabilities                                               192,806         190,769
                                                                         ------------     -----------

Long-term debt                                                                269,897         302,644
Program contracts payable                                                      20,146          34,058
Deferred income taxes                                                         121,388         117,361
Other liabilities                                                              20,767          18,866
Minority interest                                                              13,195          13,008

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized, no shares
    issued or outstanding                                                           -               -
  Class A common stock, $.01 par value, 150,000 shares authorized, 42,486
    and 41,301 shares issued and outstanding, respectively                        425             413
  Class B common stock, $.01 par value, 65,000 shares authorized, 52,651 and 53,608 shares issued, 49,541 and 50,498 shares outstanding,
    respectively                                                                  527             536
  Additional paid-in capital                                                  419,640         414,458
  Retained earnings                                                           114,449          68,353
  Unearned restricted stock compensation                                       (6,927)         (2,798)
  Treasury stock                                                              (61,856)        (61,856)
                                                                         ------------     -----------
      Total stockholders' equity                                              466,258         419,106
                                                                         ------------     -----------
      Total liabilities and stockholders' equity                         $  1,104,457     $ 1,095,812
                                                                         ============     ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                 1996             1995
                                                                              ---------        ----------
Cash Flows from Operating Activities:
  Net income                                                                  $  54,378        $    9,602
  Amounts to reconcile net income to net cash flows
    provided by (used in) operating activities:
    Depreciation and amortization                                                 8,635             7,423
    Provision for deferred income taxes                                           3,627             3,531
    Noncash interest income                                                      (4,971)                -
    Gain on sale of television station                                          (73,850)                -
    Changes in:
      Trade receivables                                                          (5,353)           (4,290)
      Program rights and program contracts payable                                 (224)            2,922
      Accounts payable and accrued liabilities                                   18,198            (4,085)
      Other, net                                                                 (9,879)          (14,001)
                                                                              ---------        ----------
     Net cash flows provided by (used in) operating activities                  (9,439)            1,102
                                                                              ---------        ----------

Cash Flows from Investing Activities:
  Proceeds from sale of television station, net of selling costs paid            98,544                 -
  Purchases of property and equipment, net                                      (31,551)          (30,427)
  Payment upon disposal of Fiesta Texas partnership interest                    (12,976)                -
  Investments in, advances to and distributions from affiliates, net             (1,338)             (109)
  Other, net                                                                     (2,472)             (131)
                                                                              ---------        ----------
     Net cash flows provided by (used in) investing activities                   50,207           (30,667)
                                                                              ---------        ----------

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                   (37,050)             (197)
  Proceeds from issuance of long-term debt                                          151               400
  Net borrowings under revolving credit agreement                                 4,102            47,406
  Proceeds from exercise of stock options, net                                      547                 -
  Dividends paid                                                                 (8,282)           (6,994)
                                                                              ---------        ----------
     Net cash flows provided by (used in) financing activities                  (40,532)           40,615
                                                                              ---------        ----------

Cash Flows from Discontinued Operations:
  Operating activities                                                                -             4,524
  Investing activities                                                                -            (2,347)
  Increase in cash balance                                                            -            (5,088)
                                                                              ---------        ----------
     Net cash flows used in discontinued operations                                   -            (2,911)
                                                                              ---------        ----------

Net change in cash                                                                  236             8,139
Cash, beginning of period                                                        12,062             6,575
                                                                              ---------        ----------
Cash, end of period                                                           $  12,298        $   14,714
                                                                              =========        ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. NET INCOME PER SHARE

The computations of net income per share are based on the weighted average number of common and equivalent (stock options) shares assumed to be outstanding during the periods. The share amounts used in the computation of net income per share for the quarters ended March 31, 1996 and 1995 were 93,165,000 and 92,879,000, respectively.

2. SALE OF TELEVISION STATION

In January 1996, the Company sold its Houston, Texas, television station, KHTV, to Tribune Broadcasting Company for $99,525, including certain working capital adjustments of approximately $6,025. The sale resulted in a pretax gain of $73,850, which is included in other gains (losses) in the condensed consolidated statements of income. The sale of the television station included program rights of $48,939 and related program contracts payable of $39,619.

3. SUBSEQUENT EVENT

Subsequent to March 31, 1996, a 5% stock dividend was declared by the Company's board of directors, which is payable on June 18, 1996 to stockholders of record as of June 4, 1996. The condensed consolidated financial statements have not been restated to reflect the effects of the stock dividend.

Assuming the stock dividend had been effective on March 31, 1996, the pro forma effects of the stock dividend on the Company's stockholders' equity are as follows:

  Stockholders' equity:                             As Reported      Pro Forma
                                                    -----------      ---------
       Preferred stock                              $       -       $       -
       Class A common stock                               425             446
       Class B common stock                               527             553
       Additional paid-in capital                     419,640         534,388
       Retained earnings                              114,449               -
       Unearned restricted stock compensation          (6,927)         (7,273)
       Treasury stock                                 (61,856)        (61,856)
                                                    ---------       ---------
            Total stockholders' equity              $ 466,258       $ 466,258
                                                    =========       =========

The pro forma effects of the stock dividend on the Company's net income per share for the three months ended March 31, assuming the stock dividend had occurred on January 1, 1995, are as follows:

                                                      1996             1995
                                                      ----             ----
  Net income per share                              $    0.56       $    0.10
                                                    =========       =========

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS SEGMENTS

Gaylord Entertainment Company operates in the following business segments: entertainment, cable networks and broadcasting.

RESULTS OF OPERATIONS

The following table contains selected summary financial data for the three month periods ended March 31, 1996 and 1995 (in thousands, except operating data):

                                           Three Months Ended
                                                March 31,
                                       -------------------------       %
                                          1996           1995        change
                                       ----------     ----------     ------
Revenues:
Entertainment                          $   46,267     $   46,292       (0.1)
Cable networks                             74,295         65,004       14.3
Broadcasting                               18,295         29,252      (37.5)
                                       ----------     ----------      -----
    Total revenues                     $  138,857     $  140,548       (1.2)
                                       ==========     ==========      =====

Operating cash flow(*):
Entertainment                          $    1,605     $    2,522      (36.4)
Cable networks                             18,811         17,862        5.3
Broadcasting                                1,948          3,892      (49.9)
                                       ----------     ----------      -----
    Total operating cash flow          $   22,364     $   24,276       (7.9)
                                       ==========     ==========      =====

Operating income:
Entertainment                          $   (3,206)    $   (1,812)     (76.9)
Cable networks                             15,923         15,656        1.7
Broadcasting                                1,012          3,009      (66.4)
                                       ----------     ----------      -----
    Total operating income             $   13,729     $   16,853      (18.5)
                                       ==========     ==========      =====

Operating data:
Entertainment:
  Opryland Hotel:
    Occupancy rate                           74.3%          82.4%
    Average guest room rate               $120.31        $124.26       (3.2)
  Opryland theme park:
    Attendance (in thousands)                  29             20       45.0
    Revenue per guest                     $ 29.07        $ 29.09       (0.1)
Cable networks:
  Number of U.S. subscribers
    (in thousands):
    The Nashville Network                  64,820         61,028        6.2
    Country Music Television               32,988         26,753       23.3

(*) Operating income plus depreciation and amortization. Operating cash flow represents an alternative method of measuring cash flows and is not intended to represent cash available for dividends, reinvestment, or other discretionary uses. Operating cash flow is not adjusted for noncash expenses or changes in working capital, and is not derived pursuant to generally accepted accounting principles.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995


Revenues

Total Revenues - Total revenues decreased $1.7 million, or 1.2%, to $138.9 million in the first quarter of 1996. The decrease is attributable primarily to a decline in revenues of the broadcasting segment, which was due primarily to the sale of a television station in January 1996. This decline was partially offset by increases in revenues attributable to continued growth in the Company's cable networks segment, as discussed below.

Entertainment - Revenues in the entertainment segment were $46.3 million in the first quarters of both 1996 and 1995. Opryland Hotel revenues were virtually unchanged at $34.4 million. Because the hotel had an additional 385 guest rooms available in 1996, there was a decrease in the hotel's occupancy rate to 74.3% in the first three months of 1996 compared to 82.4% in the first three months of 1995. The hotel's average guest room rate also declined to $120.31 in the first quarter of 1996 from $124.26 in the first quarter of 1995.

Cable Networks - Revenues increased $9.3 million, or 14.3%, to $74.3 million in the first quarter of 1996. Advertising revenues increased 18.8% during the first quarter of 1996 at The Nashville Network ("TNN") due to higher advertising rates. TNN's motor sports programming continues to receive high ratings. Subscriber revenues at TNN increased 12.6% in the first quarter of 1996 due to an increase in the number of subscribers to 64.8 million in March 1996 from 61.0 million in March 1995 and increased revenues from satellite customers. Revenues related to the United States distribution of Country Music Television ("CMT") were up 22.0% for the first quarter of 1996 due to increases in both advertising and subscriber revenues. CMT subscribers increased to 33.0 million in March 1996 from 26.8 million in March 1995.

Broadcasting - Revenues decreased $11.0 million, or 37.5%, to $18.3 million in the first quarter of 1996. Broadcasting revenues were impacted by the Company's sale of the assets of KHTV, a Houston, Texas, television station, in January 1996. Excluding the operations of KHTV from both quarters, broadcasting revenues decreased 14.7% in the first three months of 1996. The decline in broadcasting revenues reflects a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations due to their affiliation with the CBS television network. The affiliation with CBS was effective on March 13, 1995 in Tacoma-Seattle and on July 2, 1995 in Ft. Worth-Dallas. In addition, revenues at the Company's Tacoma-Seattle television station decreased in the first quarter of 1996 as a result of ratings pressures in its highly competitive advertising environment.

Operating expenses

Total Operating Expenses - Total operating expenses increased $1.4 million, or 1.2%, to $125.1 million in the first quarter of 1996. Operating costs, as a percentage of revenues, decreased slightly to 64.1% during the first three months of 1996 as compared to 64.3% during the first three months of 1995. Selling, general and administrative expenses, as a percentage of revenues, increased to 19.8% in the first three months of 1996 from 18.4% in the first three months of 1995. Total operating expenses for 1995 include the operating expenses of KHTV.

Operating Costs - Operating costs decreased $1.5 million, or 1.6%, to $88.9 million in the first quarter of 1996. Excluding the operating costs of KHTV included in 1995, operating costs increased by $4.3 million, or 5.0%. This increase is primarily attributable to the continued growth in the cable networks segment including a $4.8 million increase in Group W Television, Inc. commissions and programming costs at TNN. This increase is partially offset by a $1.9 million decrease in operating costs at the Company's two remaining television stations due to lower programming costs resulting from their affiliations with CBS.

Selling, General and Administrative - Selling, general and administrative expenses increased $1.7 million, or 6.5%, to $27.5 million in the first quarter of 1996. The increase is primarily attributable to increased selling and promotion costs for CMT's United States operations of $1.8 million and higher administrative costs at the Opryland Hotel of $0.7 million. These increases are offset, in part, by a decrease of $1.7 million attributable to the sale of KHTV.

Depreciation and Amortization - Depreciation and amortization increased $1.2 million, or 16.3%, to $8.6 million in the first quarter of 1996. The increase is attributable to capital improvements at the Opryland Hotel and growth in the cable networks segment.

Operating income

Total Operating Income - Total operating income decreased $3.1 million, or 18.5%, to $13.7 million in the first quarter of 1996. This decrease reflects lower operating income in the entertainment segment related to increased administrative costs and depreciation expenses associated with the Opryland Hotel expansion and lower operating income in the broadcasting segment due primarily to the decline in revenues at the Company's Tacoma-Seattle television station as discussed above. These decreases are offset by an increase in operating income in the cable networks segment.

Interest expense

Interest expense increased $2.6 million to $3.2 million in the first three months of 1996. A significant portion of the Company's interest expense for 1995 was attributable to the cable television systems segment (the "Systems") prior to their sale. In accordance with generally accepted accounting principles, such interest was allocated to the Systems and is therefore not included in income from continuing operations. The Company's weighted average interest rate on its bank debt and senior notes combined was 7.0% in the first three months of 1996 compared to 7.2% in the first three months of 1995.

Interest income

Interest income increased $5.1 million to $5.6 million in the first three months of 1996. This increase primarily results from $5.0 million of noncash interest income recorded on a long-term note receivable from the sale of the Systems.

Other gains (losses)

In January 1996, the Company sold its Houston, Texas, television station, KHTV, for $99.5 million, including certain working capital adjustments of approximately $6.0 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) for the first three months of 1996.

Income taxes

The Company's provision for income taxes was $35.7 million for the first three months of 1996 compared to $6.0 million for the first three months of 1995. The Company's effective tax rate on its income before provision for income taxes was 39.6% for the first three months of 1996 and 38.5% for the first three months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently projects capital expenditures of approximately $140 million for 1996, approximately $32 million of which had been spent as of March 31, 1996. In addition to normal upkeep of the Company's properties, this amount includes the following projects: the expansion of the Opryland Hotel, the construction of a new Wildhorse Saloon location, and the opening of four racing-themed retail stores. The Company believes that the funds generated from its operations will exceed the amount required to fund its operations, debt service, and dividends in 1996. The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. At April 30, 1996, the Company had approximately $209 million in available borrowing capacity under the Revolver. The Company used the cash proceeds from the sale of KHTV to reduce indebtedness under the Revolver.

SEASONALITY

Certain of the Company's businesses are subject to seasonal fluctuation. In general, lower revenues and operating income are generated in the first quarter, which is the off-peak season for the Company's entertainment and tourism properties. The Opryland theme park produces most of its revenues and operating income in the summer months. Revenues from the Company's broadcasting segment have also been weakest in the first quarter and strongest in the second and fourth quarters.

RECENT DEVELOPMENTS

Subsequent to March 31, 1996, a 5% stock dividend was declared by the Company's board of directors, which is payable on June 18, 1996 to stockholders of record as of June 4, 1996.

Part II - Other Information


  Item 1.  Legal Proceedings

             Inapplicable

  Item 2.  Changes in Securities

             Effective May 6, 1996, the Company's Restated Certificate of Incorporation was amended to increase the authorized shares of Class A Common Stock from 150,000,000 to 300,000,000 and Class B Common Stock from 65,000,000 to 150,000,000. The additional authorized shares of Class A Common Stock may be issued by the Board of Directors, at their discretion without stockholder approval, except as may be required by law or New York Stock Exchange Rules. The additional authorized shares of Class B Common Stock may be issued only in connection with stock dividends and stock splits.

  Item 3.  Defaults Upon Senior Securities

             Inapplicable

  Item 4.  Submission of Matters to a Vote of Security Holders

             Inapplicable

  Item 5.  Other Information

             Inapplicable

  Item 6.  Exhibits and Reports on Form 8-K

             (a) See Index to Exhibits on page 14.
             (b) No reports on Form 8-K were filed during the quarter ended
                 March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Gaylord Entertainment Company



Date: May 13, 1996              By /s/ Terry E. London
      ------------               --------------------------------------------
                                 Terry E. London
                                 Senior Vice President and Chief Financial and
                                 Administrative Officer

                              INDEX TO EXHIBITS


    No.                         Exhibit                             Page
   -----        -------------------------------------------         ----
     3          Restated Certificate of Incorporation of             15
                Gaylord Entertainment Company (restated in
                electronic format to incorporate amendments
                dated June 18, 1993 and May 6, 1996)

    27          Financial Data Schedule (for SEC use only)
