Form 10-Q
period 1996-06-30
GAYLORD ENTERTAINMENT CO
filed 1996-08-14
CIK 878658

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 1-10881

                         GAYLORD ENTERTAINMENT COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     73-0383730
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           One Gaylord Drive
         Nashville, Tennessee                               37214
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (615) 316-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding as of July 31, 1996
             -----                              -------------------------------
Class A Common Stock, $.01 par value                  45,284,128 shares
Class B Common Stock, $.01 par value                  51,392,729 shares

                         GAYLORD ENTERTAINMENT COMPANY

                                   FORM 10-Q

                      FOR THE QUARTER ENDED June 30, 1996


                                     INDEX


                                                                              PAGE NO.
                                                                              --------
Part I - Financial Information

      Item 1.  Financial Statements                                              3

        Condensed Consolidated Statements of Income -
          For the Three Months Ended June 30, 1996 and 1995                      4

        Condensed Consolidated Statements of Income -
          For the Six Months Ended June 30, 1996 and 1995                        5

        Condensed Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995                                    6

        Condensed Consolidated Statements of Cash Flows -
          For the Six Months Ended June 30, 1996 and 1995                        7

        Notes to Condensed Consolidated Financial Statements                     8

      Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      9


Part II - Other Information

      Item 1.  Legal Proceedings                                                13

      Item 2.  Changes in Securities                                            13

      Item 3.  Defaults Upon Senior Securities                                  13

      Item 4.  Submission of Matters to a Vote of Security Holders              13

      Item 5.  Other Information                                                14

      Item 6.  Exhibits and Reports on Form 8-K                                 14

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

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1996      1995
                                                                       --------  --------
Revenues                                                               $209,280  $197,064

Operating expenses:
  Operating costs                                                       118,516   117,093
  Selling, general and administrative                                    35,190    32,824
  Depreciation and amortization                                          12,651     9,932
                                                                       --------  --------
    Operating income                                                     42,923    37,215

Interest expense                                                         (4,353)     (557)
Interest income                                                           5,707       480
Other gains (losses)                                                     (1,131)   (1,307)
                                                                       --------  --------

    Income before provision for income taxes                             43,146    35,831

Provision for income taxes                                               14,238    13,795
                                                                       --------  --------

    Net income                                                         $ 28,908  $ 22,036
                                                                       ========  ========

Net income per share                                                   $   0.30  $   0.23
                                                                       ========  ========

Weighted average shares outstanding, including equivalent shares         97,969    97,583
                                                                       ========  ========

Dividends per share                                                    $  0.086  $  0.073
                                                                      =========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1996      1995
                                                                       --------  --------
Revenues                                                               $348,137  $337,612

Operating expenses:
  Operating costs                                                       207,460   207,497
  Selling, general and administrative                                    62,739    58,692
  Depreciation and amortization                                          21,286    17,355
                                                                       --------  --------
    Operating income                                                     56,652    54,068

Interest expense                                                         (7,553)   (1,193)
Interest income                                                          11,268       900
Other gains (losses)                                                     72,882    (2,331)
                                                                       --------  --------
    Income before provision for income taxes                            133,249    51,444

Provision for income taxes                                               49,963    19,806
                                                                       --------  --------
    Net income                                                         $ 83,286  $ 31,638
                                                                       ========  ========

Net income per share                                                   $   0.85  $   0.32
                                                                       ========  ========

Weighted average shares outstanding, including equivalent shares         97,892    97,561
                                                                       ========  ========

Dividends per share                                                    $  0.171  $  0.145
                                                                       ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        JUNE 30,   DECEMBER 31,
                              ASSETS                                      1996         1995
                                                                       ----------  ------------
Current assets:
  Cash                                                                 $   15,150   $   12,062
  Trade receivables, less allowance of $3,084 and $3,297, respectively    128,361      105,898
  Program rights                                                           12,746       26,583
  Other assets                                                             57,314       53,639
                                                                       ----------   ----------
      Total current assets                                                213,571      198,182
                                                                       ----------   ----------

Program rights                                                             17,661       37,641
Property and equipment, net of accumulated depreciation                   624,646      571,551
Intangible assets, net of accumulated amortization                         38,788       36,935
Investments                                                                66,973       64,985
Long-term notes and interest receivable                                   190,373      176,356
Other assets                                                               17,716       10,162
                                                                       ----------   ----------
      Total assets                                                     $1,169,728   $1,095,812
                                                                       ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $   37,350   $   37,400
  Accounts payable and accrued liabilities                                113,997      115,664
  Income taxes payable                                                      8,755       14,131
  Program contracts payable                                                14,956       23,574
                                                                       ----------   ----------
      Total current liabilities                                           175,058      190,769
                                                                       ----------   ----------

Long-term debt                                                            336,115      302,644
Program contracts payable                                                  17,291       34,058
Deferred income taxes                                                     118,392      117,361
Other liabilities                                                          20,598       18,866
Minority interest                                                          14,156       13,008

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized, no shares
    issued or outstanding                                                       -            -
  Class A common stock, $.01 par value, 300,000 and 150,000 shares authorized, 45,239 and 41,301 shares issued and outstanding,
    respectively                                                              452          413
  Class B common stock, $.01 par value, 150,000 and 65,000 shares authorized, 54,706 and 53,608 shares issued, 51,441 and 50,498
    shares outstanding, respectively                                          547          536
  Additional paid-in capital                                              545,557      414,458
  Retained earnings                                                         9,991       68,353
  Unearned restricted stock compensation                                   (6,573)      (2,798)
  Treasury stock                                                          (61,856)     (61,856)
                                                                       ----------   ----------
      Total stockholders' equity                                          488,118      419,106
                                                                       ----------   ----------
      Total liabilities and stockholders' equity                       $1,169,728   $1,095,812
                                                                       ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                           1996         1995
                                                                          -------      -------
Cash Flows from Operating Activities:
  Net income                                                              $83,286      $31,638
  Amounts to reconcile net income to net cash flows
    provided by (used in) operating activities:
    Depreciation and amortization                                          21,286       17,355
    Provision for deferred income taxes                                     1,120        1,741
    Noncash interest income                                                (9,942)           -
    Gain on sale of television station                                    (73,850)           -
    Changes in:
      Trade receivables                                                   (28,573)     (16,660)
      Program rights and program contracts payable                           (887)       5,911
      Accounts payable and accrued liabilities                              1,094       23,629
      Other, net                                                           (9,445)     (10,392)
                                                                          -------      -------
    Net cash flows provided by (used in) operating activities             (15,911)      53,222
                                                                          -------      -------

Cash Flows from Investing Activities:
  Proceeds from sale of television station, net of selling costs paid      98,544            -
  Purchases of property and equipment, net                                (76,541)     (75,640)
  Payment upon disposal of Fiesta Texas partnership interest              (12,976)           -
  Investments in, advances to and distributions from affiliates, net       (3,465)      (2,131)
  Other, net                                                               (4,629)        (231)
                                                                          -------      -------
    Net cash flows provided by (used in) investing activities                 933      (78,002)
                                                                          -------      -------

Cash Flows from Financing Activities:
  Repayment of long-term debt                                             (37,475)        (754)
  Proceeds from issuance of long-term debt                                      -          400
  Net borrowings under revolving credit agreement                          70,896       40,126
  Proceeds from exercise of stock options, net                              1,214            -
  Dividends paid                                                          (16,569)     (13,997)
                                                                          -------      -------
    Net cash flows provided by financing activities                        18,066       25,775
                                                                          -------      -------

Cash Flows from Discontinued Operations:
  Operating activities                                                          -        4,504
  Investing activities                                                          -       (7,409)
  Decrease in cash balance                                                      -        4,064
                                                                          -------      -------
    Net cash flows provided by discontinued operations                          -        1,159
                                                                          -------      -------

Net change in cash                                                          3,088        2,154
Cash, beginning of period                                                  12,062        6,575
                                                                          -------      -------
Cash, end of period                                                       $15,150      $ 8,729
                                                                          =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1. NET INCOME PER SHARE

The computations of net income per share are based on the weighted average number of common and equivalent (stock options) shares assumed to be outstanding during the periods. The share amounts used in the computation of net income per share for the quarters ended June 30, 1996 and 1995 were 97,969,000 and 97,583,000, respectively, and for the six months ended June 30, 1996 and 1995 were 97,892,000 and 97,561,000, respectively. Net income per share has been restated to reflect the effects of the stock dividend discussed in Note 2.

2. STOCK DIVIDEND

A 5% stock dividend was paid by the Company on June 18, 1996 to stockholders of record as of June 4, 1996. Net income per share and dividends per share in the condensed consolidated statements of income have been restated to reflect the effects of the stock dividend. Retained earnings was reduced by $125,078 as a result of the stock dividend, in which approximately 4,742,000 additional shares of the Company's common stock were issued.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS SEGMENTS

Gaylord Entertainment Company operates in the following business segments: entertainment, cable networks and broadcasting.

RESULTS OF OPERATIONS

The following table contains selected summary financial data for the three month and six month periods ended June 30, 1996 and 1995 (in thousands, except operating data):

                                      Three Months Ended               Six Months Ended
                                           June 30,           %            June 30,           %
                                        1996       1995     CHANGE      1996       1995     CHANGE
                                      --------   --------   ------    --------   --------   ------
Revenues:
Entertainment                         $ 93,817   $ 83,613    12.2     $140,084   $129,905     7.8
Cable networks                          92,678     78,067    18.7      166,973    143,071    16.7
Broadcasting                            22,785     35,384   (35.6)      41,080     64,636   (36.4)
                                      --------   --------    ----     --------   --------    ----
    TOTAL REVENUES                    $209,280   $197,064     6.2     $348,137   $337,612     3.1
                                      ========   ========    ====     ========   ========    ====
Operating cash flow:*
Entertainment                         $ 22,533   $ 15,754    43.0     $ 24,138   $ 18,276    32.1
Cable networks                          26,849     24,154    11.2       45,660     42,016     8.7
Broadcasting                             6,192      7,239   (14.5)       8,140     11,131   (26.9)
                                      --------   --------    ----     --------   --------    ----
    TOTAL OPERATING CASH FLOW         $ 55,574   $ 47,147    17.9     $ 77,938   $ 71,423     9.1
                                      ========   ========    ====     ========   ========    ====
Operating income:
Entertainment                         $ 14,299   $  9,210    55.3     $ 11,093   $  7,398    49.9
Cable networks                          23,452     21,735     7.9       39,375     37,391     5.3
Broadcasting                             5,172      6,270   (17.5)       6,184      9,279   (33.4)
                                      --------   --------    ----     --------   --------    ----
    TOTAL OPERATING INCOME            $ 42,923   $ 37,215    15.3     $ 56,652   $ 54,068     4.8
                                      ========   ========    ====     ========   ========    ====
Operating data:
Entertainment:
  Opryland Hotel:
    Occupancy rate                                                        81.2%      85.8%
    Average guest room rate                                            $127.27    $130.63    (2.6)
  Opryland theme park:
    Attendance (in thousands)                                              675        738    (8.5)
    Revenue per guest                                                  $ 29.60    $ 29.29     1.1
Cable networks:
  Number of U.S. subscribers (in thousands):
    The Nashville Network                                               65,345     62,382     4.7
    Country Music Television                                            33,477     28,738    16.5

* Operating income plus depreciation and amortization. Operating cash flow represents an alternative method of measuring cash flows and is not intended to represent cash available for dividends, reinvestment, or other discretionary uses. Operating cash flow is not adjusted for noncash expenses or changes in working capital, and is not derived pursuant to generally accepted accounting principles.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995


REVENUES

Total Revenues - Total revenues increased $12.2 million, or 6.2%, to $209.3 million in the second quarter of 1996, and increased $10.5 million, or 3.1%, to $348.1 million in the first six months of 1996. The increases are primarily attributable to continued growth in the cable networks segment and increased revenues in the entertainment segment resulting from the expansion of the Opryland Hotel. These increases were partially offset by decreases in revenues from the broadcasting segment, which was primarily due to the sale of a television station in January 1996.

Entertainment - Revenues in the entertainment segment increased $10.2 million, or 12.2%, to $93.8 million in the second quarter of 1996, and increased $10.2 million, or 7.8%, to $140.1 million in the first six months of 1996. Opryland Hotel revenues increased $10.9 million, or 15.0%, to $83.2 million in the first six months of 1996, because of the additional rooms created from the hotel expansion. The hotel's occupancy rate decreased to 81.2% in the first six months of 1996 compared to 85.8% in the first six months of 1995 because of the additional rooms available in 1996. Approximately 600 additional rooms became available during the second quarter of 1996. The hotel's average guest room rate also declined to $127.27 in the first six months of 1996 from $130.63 in the first six months of 1995.

Cable Networks - Revenues increased $14.6 million, or 18.7%, to $92.7 million in the second quarter of 1996, and increased $23.9 million, or 16.7%, to $167.0 million in the first six months of 1996. Advertising revenues increased 21.2% during the second quarter of 1996 and increased 20.2% in the first six months of 1996 at The Nashville Network ("TNN") due to higher advertising rates. Subscriber revenues at TNN increased 7.0% in the second quarter of 1996 and increased 9.7% in the first six months of 1996 due to an increase in the number of U.S. subscribers to 65.3 million in June 1996 from 62.4 million in June 1995. Revenues related to the United States distribution of Country Music Television ("CMT") increased 26.1% in the second quarter of 1996 and increased 24.1% in the first six months of 1996 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 33.5 million in June 1996 from 28.7 million in June 1995.

Broadcasting - Revenues decreased $12.6 million, or 35.6%, to $22.8 million in the second quarter of 1996, and decreased $23.6 million, or 36.4%, to $41.1 million in the first six months of 1996. Broadcasting revenues were impacted by the Company's sale of the assets of KHTV, a Houston, Texas, television station, in January 1996. Excluding the operations of KHTV from both periods, broadcasting revenues decreased 15.2% in the second quarter of 1996 and decreased 15.0% in the first six months of 1996. The decline in broadcasting revenues reflects a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations due to their affiliation with the CBS television network. The affiliation with CBS was effective on March 13, 1995 in Tacoma-Seattle and on July 2, 1995 in Ft. Worth-Dallas. Revenues at the Company's Tacoma-Seattle television station also decreased in the first six months of 1996 as a result of ratings pressures in its highly competitive advertising environment.

OPERATING EXPENSES

Total Operating Expenses - Total operating expenses increased $6.5 million, or 4.1%, to $166.4 million in the second quarter of 1996, and increased $7.9 million, or 2.8%, to $291.5 million in the first six months of 1996. Operating costs, as a percentage of revenues, decreased to 59.6% during the first six months of 1996 as compared to 61.5% during the first six months of 1995. Selling, general and administrative expenses, as a percentage of revenues, increased to 18.0% in the first six months of 1996 from 17.4% in the first six months of 1995. Total operating expenses for 1995 include the operating expenses of KHTV.

Operating Costs - Operating costs increased $1.4 million, or 1.2%, to $118.5 million in the second quarter of 1996, and remained unchanged from $207.5
million in the first six months of 1996.   Excluding the operating costs of
KHTV included in 1995, operating costs increased by $7.0 million, or 6.3%, in the second quarter of 1996, and increased $11.3 million, or 5.8%, in the first six months of 1996. These increases are primarily attributable to the continued growth in the cable networks segment, including a $5.8 million increase in Group W Television, Inc. commissions at TNN, a $5.1 million increase in programming costs at TNN, and a $1.4 million increase in operating costs related to the expansion of CMT International during the first six months of 1996. In addition, operating costs increased by $2.7 million during the first six months of 1996 at the Opryland Hotel, primarily as a result of the hotel expansion. These increases were partially offset by a $6.6 million decrease in operating costs during the first six months of 1996 at the Company's two remaining television stations due to lower programming costs resulting from their affiliations with CBS.

Selling, General and Administrative - Selling, general and administrative expenses increased $2.4 million, or 7.2%, to $35.2 million in the second quarter of 1996, and increased $4.0 million, or 6.9%, to $62.7 million during the first six months of 1996. Excluding the selling, general and administrative expenses of KHTV included in 1995, selling, general and administrative expenses increased $3.9 million, or 12.3%, in the second quarter of 1996, and increased $7.2 million, or 13.0%, in the first six months of 1996. The increases for the six month period are primarily attributable to a $2.7 million increase in selling and promotion costs for CMT's United States operations, a $1.6 million increase in administrative costs at the Opryland Hotel, and a $1.2 million increase in administrative costs at TNN.

Depreciation and Amortization - Depreciation and amortization increased $2.7 million, or 27.4%, to $12.7 million in the second quarter of 1996, and increased $3.9 million, or 22.7%, to $21.3 million in the first six months of 1996. The increases are attributable to capital improvements at the Opryland Hotel and growth in the cable networks segment.

Operating Income

Total Operating Income - Total operating income increased $5.7 million, or 15.3%, to $42.9 million in the second quarter of 1996, and increased $2.6 million, or 4.8%, to $56.7 million during the first six months of 1996. These increases reflect higher operating income in the entertainment segment and cable networks segment offset by decreases in the broadcasting segment. The entertainment segment increases are primarily related to greater operating income generated by the Opryland Hotel expansion. The cable networks increases are a result of the continued growth of TNN and CMT. These increases were partially offset by lower operating income in the broadcasting segment due primarily to the sale of KHTV and the decline in revenues at the Company's Tacoma-Seattle television station as discussed above.

INTEREST EXPENSE

Interest expense increased $3.8 million to $4.4 million in the second quarter of 1996, and increased $6.4 million to $7.6 million in the first six months of 1996. A significant portion of the Company's interest expense for 1995 was attributable to the Company's cable television systems segment (the "Systems") prior to its sale in September 1995. In accordance with generally accepted accounting principles, such interest was allocated to the Systems and is therefore not included in income from continuing operations. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.9% in the first six months of 1996 compared to 7.2% in the first six months of 1995.

INTEREST INCOME

Interest income increased $5.2 million to $5.7 million in the second quarter of 1996, and increased $10.4 million to $11.3 million in the first six months of 1996. This increase primarily results from $5.0 million for the second quarter of 1996, and $9.9 million for the first six months of 1996, of noncash interest income recorded on a long-term note receivable from the sale of the Systems.

OTHER GAINS (LOSSES)

In January 1996, the Company sold its Houston, Texas, television station, KHTV, for $99.5 million, including certain working capital adjustments of approximately $6.0 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) for the first six months of 1996.

INCOME TAXES

The Company's provision for income taxes was $14.2 million for the second quarter of 1996 compared to $13.8 million for the second quarter of 1995, and $50.0 million for the first six months of 1996 compared to $19.8 million for the first six months of 1995. The Company's effective tax rate on its income before provision for income taxes was 33.0% for the second quarter of 1996 compared to 38.5% for the second quarter of 1995, and 37.5% for the first six months of 1996 compared to 38.5% for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently projects capital expenditures of approximately $140 million for 1996, approximately $77 million of which had been spent as of June 30, 1996. In addition to normal upkeep of the Company's properties, this amount includes the completion of the Opryland Hotel expansion and the opening of four racing-themed retail stores. The Company believes that the funds generated from its operations will exceed the amount required to fund its operations, debt service, and dividends. The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. At July 31, 1996, the Company had approximately $190 million in available borrowing capacity under the Revolver. The Company used the cash proceeds from the sale of KHTV to reduce indebtedness under the Revolver.

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

         Item 3.  Defaults Upon Senior Securities

                    Inapplicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                    The Company held its Annual Meeting of Stockholders on
                    May 2, 1996 (the "Annual Meeting"). At the Annual Meeting the stockholders of the Company voted to elect three Class II Directors, Martin C. Dickinson, Christine Gaylord Everest, and Joe M. Rodgers, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                                                                      Withheld/
                    Nominee                             For           Abstained
                    -------                         -----------       ---------
                    Martin C. Dickinson             247,497,592        712,032
                    Christine Gaylord Everest       247,494,201        715,423
                    Joe M. Rodgers                  247,496,254        713,370

                    The stockholders of the Company also voted to amend the Company's Restated Certificate of Incorporation to increase the number of authorized Class A Common Shares from 150,000,000 to 300,000,000 and the number of authorized Class B Common Shares from 65,000,000 to 150,000,000. Class A stockholders and Class B stockholders voted separately. Among the Class A stockholders, a total of 25,771,970 votes were cast for the proposal, 8,177,484 votes were cast against the proposal, with 66,885 votes abstaining with respect to the proposal. Among the Class B stockholders, a total of 208,344,975 votes were cast for the proposal, 85,825 votes were cast against the proposal, and 5,765,725 votes abstained with respect to the proposal. There were no broker nonvotes with respect to the proposal.

                    The third proposal submitted to the stockholders of the Company was the appointment of Arthur Andersen LLP as the independent public accountants for the Company in 1996. A total of 248,117,395 votes were cast for such proposal, 65,003 votes were cast against such proposal, and 27,226 votes abstaining with respect to such proposal.

                    The fourth proposal voted upon was submitted by a stockholder regarding the site of future Annual Meetings. A total of 5,338,159 votes were cast for the proposal, 236,284,624 votes were cast against the proposal, and 1,231,044 votes abstained with respect to the proposal. There were 5,355,797 broker nonvotes with respect to the proposal.

         Item 5. Other Information

                          Inapplicable

         Item 6. Exhibits and Reports on Form 8-K

                          (a) See Index to Exhibits on page 16.
                          (b) No reports on Form 8-K were filed during the
                              quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gaylord Entertainment Company



Date: August 13, 1996                By: /s/ Terry E. London
      ---------------                    ------------------------------------
                                         Terry E. London
                                         Senior Vice President and Chief
                                         Financial and Administrative Officer

                               INDEX TO EXHIBITS

                                                                  PAGE NO.
                                                                  --------
   27    Financial Data Schedule (for SEC use only)                  17