Form 10-Q
period 1996-09-30
GAYLORD ENTERTAINMENT CO
filed 1996-11-13
CIK 878658

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                         Commission file number 1-10881

                         GAYLORD ENTERTAINMENT COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     73-0383730
-------------------------------------------       ------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

              One Gaylord Drive
             Nashville, Tennessee                              37214
--------------------------------------------      ------------------------------
  (Address of principal executive offices)                   (Zip Code)


                                 (615) 316-6000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of October 31, 1996
             -----                           ----------------------------------
Class A Common Stock, $.01 par value                   44,684,269 shares
Class B Common Stock, $.01 par value                   51,764,916 shares

                         GAYLORD ENTERTAINMENT COMPANY

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX

                                                                                  PAGE NO.
                                                                                  --------
Part I - Financial Information

         Item 1.  Financial Statements                                               3

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended September 30, 1996 and 1995       4

                  Condensed Consolidated Statements of Income -
                       For the Nine Months Ended September 30, 1996 and 1995         5

                  Condensed Consolidated Balance Sheets -
                       September 30, 1996 and December 31, 1995                      6

                  Condensed Consolidated Statements of Cash Flows -
                       For the Nine Months Ended September 30, 1996 and 1995         7

                  Notes to Condensed Consolidated Financial Statements               8

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                           9

Part II - Other Information

         Item 1.  Legal Proceedings                                                 14

         Item 2.  Changes in Securities                                             14

         Item 3.  Defaults Upon Senior Securities                                   14

         Item 4.  Submission of Matters to a Vote of Security Holders               14

         Item 5.  Other Information                                                 14

         Item 6.  Exhibits and Reports on Form 8-K                                  14


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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   1996        1995
                                                                                ---------    ---------
Revenues                                                                        $ 205,011    $ 195,170

Operating expenses:
     Operating costs                                                              125,972      136,980
     Selling, general and administrative                                           33,645       28,688
     Depreciation and amortization                                                 13,942       10,662
                                                                                ---------    ---------
          Operating income                                                         31,452       18,840

Interest expense                                                                   (6,021)        (163)
Interest income                                                                     5,771          538
Other gains (losses)                                                                 (704)        (697)
                                                                                ---------    ---------
          Income from continuing operations before provision for income taxes      30,498       18,518

Provision for income taxes                                                         10,065        7,129
                                                                                ---------    ---------

          Income from continuing operations                                        20,433       11,389

Discontinued operations, net of taxes                                                --         42,998
                                                                                ---------    ---------
          Net income                                                            $  20,433    $  54,387
                                                                                =========    =========

Income per share:
Income from continuing operations                                               $    0.21    $    0.12
Discontinued operations, net of taxes                                                --           0.44
                                                                                ---------    ---------
          Net income                                                            $    0.21    $    0.56
                                                                                =========    =========

Weighted average shares outstanding, including equivalent shares                   97,951       97,769
                                                                                =========    =========

Dividends per share                                                             $   0.090    $   0.076
                                                                                =========    =========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   1996        1995
                                                                                ---------    ---------
Revenues                                                                        $ 553,148    $ 532,782

Operating expenses:
     Operating costs                                                              333,432      344,477
     Selling, general and administrative                                           96,384       87,380
     Depreciation and amortization                                                 35,228       28,017
                                                                                ---------    ---------
          Operating income                                                         88,104       72,908

Interest expense                                                                  (13,574)      (1,356)
Interest income                                                                    17,039        1,438
Other gains (losses)                                                               72,178       (3,028)
                                                                                ---------    ---------
          Income from continuing operations before provision for income taxes     163,747       69,962

Provision for income taxes                                                         60,028       26,935
                                                                                ---------    ---------
          Income from continuing operations                                       103,719       43,027

Discontinued operations, net of taxes                                                --         42,998
                                                                                ---------    ---------
          Net income                                                            $ 103,719    $  86,025
                                                                                =========    =========

Income per share:
Income from continuing operations                                               $    1.06    $    0.44
Discontinued operations, net of taxes                                                --           0.44
                                                                                ---------    ---------
          Net income                                                            $    1.06    $    0.88
                                                                                =========    =========

Weighted average shares outstanding, including equivalent shares                   97,911       97,630
                                                                                =========    =========

Dividends per share                                                             $   0.261    $   0.221
                                                                                =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                      ASSETS                                                1996                1995
                                                                                        -------------       ------------
Current assets:
     Cash                                                                               $      14,983       $     12,062
     Trade receivables, less allowance of $3,138 and $3,297, respectively                     115,619            105,898
     Program rights                                                                            13,292             26,583
     Other assets                                                                              54,825             53,639
                                                                                        -------------       ------------
          Total current assets                                                                198,719            198,182
                                                                                        -------------       ------------

Program rights                                                                                 19,990             37,641
Property and equipment, net of accumulated depreciation                                       633,646            571,551
Intangible assets, net of accumulated amortization                                             37,986             36,935
Investments                                                                                    66,737             64,985
Long-term notes and interest receivable                                                       198,289            176,356
Other assets                                                                                   18,128             10,162
                                                                                        -------------       ------------
          Total assets                                                                  $   1,173,495       $  1,095,812
                                                                                        =============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Current portion of long-term debt                                                  $      37,350       $     37,400
     Accounts payable and accrued liabilities                                                 106,729            115,664
     Income taxes payable                                                                       8,664             14,131
     Program contracts payable                                                                 16,094             23,574
                                                                                        -------------       ------------
          Total current liabilities                                                           168,837            190,769
                                                                                        -------------       ------------

Long-term debt                                                                                335,866            302,644
Program contracts payable                                                                      18,739             34,058
Deferred income taxes                                                                         113,782            117,361
Other liabilities                                                                              21,469             18,866
Minority interest                                                                              14,404             13,008

Commitments and contingencies

Stockholders' equity:

     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                                    --                 --
     Class A common stock, $.01 par value, 300,000 and 150,000 shares authorized, 45,308 and 41,301 shares issued and outstanding,
          respectively                                                                            453                413
     Class B common stock, $.01 par value, 150,000 and 65,000 shares authorized, 51,368 and 53,608 shares issued, 51,368 and 50,498
          shares outstanding, respectively                                                        514                536
     Additional paid-in capital                                                               483,628            414,458
     Retained earnings                                                                         21,686             68,353
     Unearned restricted stock compensation                                                    (5,883)            (2,798)
     Treasury stock                                                                              --              (61,856)
                                                                                        -------------       ------------
          Total stockholders' equity                                                          500,398            419,106
                                                                                        -------------       ------------
          Total liabilities and stockholders' equity                                    $   1,173,495       $  1,095,812
                                                                                        =============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                            1996                1995
                                                                                        -------------       ------------
Cash Flows from Operating Activities:
     Net income                                                                         $     103,719       $     86,025
     Amounts to reconcile net income to net cash flows
          provided by operating activities:
          Depreciation and amortization                                                        35,228             28,017
          Deferred income taxes                                                                (3,490)            (3,012)
          Write-down of television program rights                                                --               13,302
          Noncash interest income                                                             (14,912)              --
          Discontinued operations, net of taxes                                                  --              (42,998)
          Gain on sale of television station                                                  (73,850)              --
          Changes in:
               Trade receivables                                                              (15,831)           (14,552)
               Program rights and program contracts payable                                    (1,176)             9,990
               Accounts payable and accrued liabilities                                        (6,265)            11,715
               Other, net                                                                      (7,772)            (3,312)
                                                                                        -------------       ------------
          Net cash flows provided by operating activities                                      15,651             85,175
                                                                                        -------------       ------------

Cash Flows from Investing Activities:
     Proceeds from sale of television station, net of selling costs paid                       98,544               --
     Proceeds from sale of discontinued operations, net of selling costs paid                    --              192,267
     Purchase of minority interest in discontinued operations                                    --              (10,585)
     Purchases of property and equipment, net                                                 (96,643)          (119,638)
     Payment upon disposal of Fiesta Texas partnership interest                               (12,976)              --
     Investments in, advances to and distributions from affiliates, net                        (5,699)            (3,445)
     Other, net                                                                                (5,052)            (3,034)
                                                                                        -------------       ------------
          Net cash flows provided by (used in) investing activities                           (21,826)            55,565
                                                                                        -------------       ------------

Cash Flows from Financing Activities:
     Repayment of long-term debt                                                              (37,838)              (603)
     Proceeds from issuance of long-term debt                                                    --                  400
     Net borrowings (repayments) under revolving credit agreement                              71,010           (124,054)
     Proceeds from exercise of stock options, net                                               1,231               --
     Dividends paid                                                                           (25,307)           (21,341)
                                                                                        -------------       ------------
          Net cash flows provided by (used in) financing activities                             9,096           (145,598)
                                                                                        -------------       ------------

Cash Flows from Discontinued Operations:
     Operating activities                                                                        --               16,758
     Investing activities                                                                        --              (12,985)
     Decrease in cash balance                                                                    --                2,856
                                                                                        -------------       ------------
          Net cash flows provided by discontinued operations                                     --                6,629
                                                                                        -------------       ------------

Net change in cash                                                                              2,921              1,771
Cash, beginning of period                                                                      12,062              6,575
                                                                                        -------------       ------------

Cash, end of period                                                                     $      14,983       $      8,346
                                                                                        =============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  INCOME PER SHARE

The computations of income per share are based on the weighted average number of common and equivalent (stock options) shares assumed to be outstanding during the periods. The share amounts used in the computation of income per share for the quarters ended September 30, 1996 and 1995 were 97,951,000 and 97,769,000, respectively, and for the nine months ended September 30, 1996 and 1995 were 97,911,000 and 97,630,000, respectively. Income per share has been restated to reflect the effects of the stock dividend discussed in Note 2.

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

3.  TREASURY STOCK

During the third quarter of 1996, the Company's Board of Directors retired the Class B common shares held in treasury. The cost of the treasury stock in excess of par value has been charged to additional paid-in capital.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

Gaylord Entertainment Company operates in the following business segments: entertainment, cable networks and broadcasting.

RESULTS OF OPERATIONS

The following table contains selected summary financial data for the three month and nine month periods ended September 30, 1996 and 1995 (in thousands, except operating data):


                                             Three Months Ended                              Nine Months Ended
                                                September 30,               %                  September 30,                %
                                            ---------------------                          ---------------------
                                            1996             1995        change            1996             1995          change
                                            -----            ----        ------            ----             ----          ------
Revenues:
Entertainment                            $   104,678      $   92,213       13.5        $  244,762       $  222,118          10.2
Cable networks                                80,514          69,386       16.0           247,487          212,457          16.5
Broadcasting                                  19,819          33,571      (41.0)           60,899           98,207         (38.0)
                                         -----------      ----------     ------        ----------       ----------        ------
     TOTAL REVENUES                      $   205,011      $  195,170        5.0        $  553,148       $  532,782           3.8
                                         ===========      ==========     ======        ==========       ==========        ======

Operating cash flow:*
Entertainment                            $    20,850      $   17,735       17.6        $   44,988       $   36,011          24.9
Cable networks                                21,156          18,817       12.4            66,816           60,833           9.8
Broadcasting                                   3,388          (7,050)       --             11,528            4,081         182.5
                                         -----------      ----------    -------        ----------       ----------        ------
     TOTAL OPERATING CASH FLOW           $    45,394      $   29,502       53.9        $  123,332       $  100,925          22.2
                                         ===========      ==========    =======        ==========       ==========        ======

Operating income:
Entertainment                            $    11,301      $   10,767        5.0        $   22,394       $   18,165          23.3
Cable networks                                17,804          16,128       10.4            57,179           53,519           6.8
Broadcasting                                   2,347          (8,055)       --              8,531            1,224         597.0
                                         -----------      ----------    -------        ----------       ----------        ------
     TOTAL OPERATING INCOME              $    31,452      $   18,840       66.9        $   88,104       $   72,908          20.8
                                         ===========      ==========    =======        ==========       ==========        ======

Operating data:
Entertainment:
     Opryland Hotel:
          Occupancy rate                                                                    83.8%            86.4%
          Average guest room rate                                                      $   129.31       $   131.60          (1.7)
     Opryland theme park:
          Attendance (in thousands)                                                         1,583            1,728          (8.4)
          Revenue per guest                                                            $    29.07       $    29.41          (1.2)
Cable networks:
     Number of U.S. subscribers (in thousands):
          The Nashville Network                                                            67,041           63,383           5.8
          Country Music Television                                                         35,906           30,589          17.4

* Operating income plus depreciation and amortization. Operating cash flow represents an alternative method of measuring cash flows and is not intended to represent cash available for dividends, reinvestment, or other discretionary uses. Operating cash flow is not adjusted for noncash expenses or changes in working capital and is not derived pursuant to generally accepted accounting principles.

PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1995

REVENUES

Total Revenues - Total revenues increased $9.8 million, or 5.0%, to $205.0 million in the third quarter of 1996, and increased $20.4 million, or 3.8%, to $553.1 million in the first nine months of 1996. The increases are primarily attributable to continued growth in the cable networks segment and increased revenues in the entertainment segment resulting from the expansion of the Opryland Hotel. These increases were partially offset by a decrease in revenues from the broadcasting segment, which decrease was due to the sale of a television station in January 1996 and a decline in revenues at the Company's two remaining television stations.

Entertainment - Revenues in the entertainment segment increased $12.5 million, or 13.5%, to $104.7 million in the third quarter of 1996, and increased $22.6 million, or 10.2%, to $244.8 million in the first nine months of 1996. Opryland Hotel revenues increased $29.3 million, or 27.0%, to $137.7 million in the first nine months of 1996, principally because of the hotel expansion. The hotel's occupancy rate decreased to 83.8% in the first nine months of 1996 compared to 86.4% in the first nine months of 1995 because of the additional rooms available in 1996. The hotel sold 560.7 thousand rooms in the first nine months of 1996 compared to 418.6 thousand rooms sold in the same period of 1995 reflecting a 33.9% increase over 1995. The hotel's average guest room rate also declined to $129.31 in the first nine months of 1996 from $131.60 in the first nine months of 1995. At September 30, 1996, the hotel's advanced bookings were in excess of $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years. Opryland theme park revenues decreased $5.3 million in the first nine months of 1996 due primarily to an 8.4% decrease in theme park attendance as compared with 1995.

Cable Networks - Revenues increased $11.1 million, or 16.0%, to $80.5 million in the third quarter of 1996, and increased $35.0 million, or 16.5%, to $247.5 million in the first nine months of 1996. Advertising revenues increased 22.0% during the third quarter of 1996 and increased 20.7% in the first nine months of 1996 at The Nashville Network ("TNN"). Subscriber revenues at TNN increased 9.4% in the third quarter of 1996 and increased 9.6% in the first nine months of 1996 as the number of U.S. subscribers increased to 67.0 million in September 1996 from 63.4 million in September 1995. Revenues related to the United States distribution of Country Music Television ("CMT") increased 18.7% in the third quarter of 1996 and increased 22.3% in the first nine months of 1996 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 35.9 million in September 1996 from 30.6 million in September 1995.

Broadcasting - Revenues decreased $13.8 million, or 41.0%, to $19.8 million in the third quarter of 1996, and decreased $37.3 million, or 38.0%, to $60.9 million in the first nine months of 1996. Broadcasting revenues were impacted by the Company's sale of the assets of KHTV, a Houston, Texas, television station, in January 1996. Excluding the operations of KHTV from both periods, broadcasting revenues decreased 21.0% in the third quarter of 1996 and decreased 17.0% in the first nine months of 1996. The decline in broadcasting revenues reflects a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations due to their affiliation with the CBS television network. The affiliation with CBS was effective on March 13, 1995 in Tacoma-Seattle and on July 2, 1995 in Ft. Worth-Dallas. Advertising revenues at KSTW, the Company's Tacoma-Seattle television station, also decreased in the first nine months of 1996 as its ratings declined. In October 1996, the Company announced its intention to seek a buyer for KSTW.

OPERATING EXPENSES

Total Operating Expenses - Total operating expenses decreased $2.8 million, or 1.6%, to $173.6 million in the third quarter of 1996, and increased $5.2 million, or 1.1%, to $465.0 million in the first nine months of 1996. Operating costs, as a percentage of revenues, decreased to 60.3% during the first nine months of 1996 as compared to 64.7% during the first nine months of 1995. Selling, general and administrative expenses, as a percentage of revenues, increased to 17.4% in the first nine months of 1996 from 16.4% in the first nine months of 1995. Total operating expenses for 1995 include the operating expenses of KHTV.

Operating Costs - Operating costs decreased $11.0 million, or 8.0%, to $126.0 million in the third quarter of 1996, and decreased $11.0 million, or 3.2%, to $333.4 million in the first nine months of 1996. Excluding the operating costs of KHTV and the effect of the $13.3 million write-down of television program rights included in 1995, operating costs increased by $8.7 million, or 7.4%, in the third quarter of 1996, and increased $20.0 million, or 6.4%, in the first nine months of 1996. The increases in the first nine months of 1996 are primarily attributable to the continued growth in the cable networks segment, including an $8.4 million increase in Group W Television, Inc. commissions at TNN, a $6.5 million increase in programming costs at TNN, and a $2.5 million increase in operating costs related to the expansion of CMT International. In addition, operating costs increased by $13.4 million during the first nine months of 1996 at the Opryland Hotel, primarily as a result of the hotel expansion. These increases were partially offset by a $11.0 million decrease in operating costs during the first nine months of 1996 at the Company's two remaining television stations due to lower programming costs resulting from their affiliations with CBS, a $2.8 million decrease in operating costs at the Opryland theme park, and a $2.1 million decrease in operating costs of the Nashville On Stage concert series.

Selling, General and Administrative - Selling, general and administrative expenses increased $5.0 million, or 17.3%, to $33.6 million in the third quarter of 1996, and increased $9.0 million, or 10.3%, to $96.4 million during the first nine months of 1996. Excluding the selling, general and administrative expenses of KHTV included in 1995, selling, general and administrative expenses increased $6.4 million, or 23.4%, in the third quarter of 1996, and increased $13.6 million, or 16.4%, in the first nine months of 1996. The increases for the nine month period are primarily attributable to administrative cost increases of $3.5 million at the Opryland Hotel, $2.8 million at TNN and $1.1 million at the Opryland theme park. In addition, selling and promotion costs at CMT's United States operations and the Company's two television stations increased $2.8 million and $1.2 million, respectively. The Company expensed $1.1 million during the third quarter of 1996 related to its obligations under an employment agreement with its departing chief operating officer which is included in the increases discussed above. Management expects to significantly increase marketing expenses related to CMT's United States operations in 1997 in an attempt to benefit from recent increases in its distribution and to provide momentum for future growth.

Depreciation and Amortization - Depreciation and amortization increased $3.3 million, or 30.8%, to $13.9 million in the third quarter of 1996, and increased $7.2 million, or 25.7%, to $35.2 million in the first nine months of 1996. The increases are primarily attributable to capital improvements at the Opryland Hotel and growth in the cable networks segment.

OPERATING INCOME

Total Operating Income - Total operating income increased $12.6 million, or 66.9%, to $31.5 million in the third quarter of 1996, and increased $15.2 million, or 20.8%, to $88.1 million during the first nine months of 1996. These increases reflect higher operating income in all segments. The entertainment segment increase is primarily related to greater operating income generated by the Opryland Hotel expansion. The cable networks increase is a result of the continued growth of TNN and CMT offset, in part, by operating losses associated with CMT International's expansion. The broadcasting segment increase is caused by the 1995 impact of the write-down of television program rights. Excluding the impact of this write-down, broadcasting segment operating income decreased primarily due to the sale of KHTV and the decline in revenues at the Company's Tacoma-Seattle television station as discussed above.

INTEREST EXPENSE

Interest expense increased $5.9 million to $6.0 million in the third quarter of 1996, and increased $12.2 million to $13.6 million in the first nine months of 1996. A significant portion of the Company's interest expense for 1995 was attributable to the Company's cable television systems segment (the "Systems") prior to its sale in September 1995. In accordance with generally accepted accounting principles, such interest was allocated to the Systems and is therefore not included in income from continuing operations. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.9% in the first nine months of 1996 compared to 7.2% in the first nine months of 1995.

INTEREST INCOME

Interest income increased $5.2 million to $5.8 million in the third quarter of 1996, and increased $15.6 million to $17.0 million in the first nine months of 1996. This increase primarily results from $5.0 million for the third quarter of 1996, and $14.9 million for the first nine months of 1996, of noncash interest income recorded on a long-term note receivable from the sale of the Systems.

OTHER GAINS (LOSSES)

In January 1996, the Company sold its Houston, Texas, television station, KHTV, for $99.5 million, including certain working capital adjustments of approximately $6.0 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) for the first nine months of 1996.

INCOME TAXES

The Company's provision for income taxes was $10.1 million for the third quarter of 1996 compared to $7.1 million for the third quarter of 1995, and $60.0 million for the first nine months of 1996 compared to $26.9 million for the first nine months of 1995. The Company's effective tax rate on its income from continuing operations before provision for income taxes was 33.0% for the third quarter of 1996 compared to 38.5% for the third quarter of 1995, and 36.7% for the first nine months of 1996 compared to 38.5% for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently projects capital expenditures of approximately $130 million for 1996, approximately $97 million of which had been spent as of September 30, 1996. In addition to normal upkeep of the Company's properties, this amount includes the completion of the Opryland Hotel expansion and the opening of four racing-themed retail stores. The Company believes that the funds generated from its operations will exceed the amount required to fund its operations, debt service, and dividends. The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. At October 31, 1996, the Company had approximately $192 million in available borrowing capacity under the Revolver. The Company used the cash proceeds from the sale of KHTV to reduce indebtedness under the Revolver.

In October 1996, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding Class A common stock over the next three years. The authorization includes both open market purchases and private transactions and the amount, timing, and pricing of any repurchases is at management's discretion.

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

FORWARD-LOOKING STATEMENTS / RISK FACTORS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The Company's future operating results depend on a number of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; the advertising market in the United States in general and in the Company's local television markets in particular; the perceived attractiveness of Nashville, Tennessee as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; restrictions on TNN's ability to provide or arrange for programming during the six-hour overnight period; and consolidation in the broadcasting and cable distribution industries.

Part II - Other Information

         Item 1.  Legal Proceedings

                  Inapplicable

         Item 2.  Changes in Securities

                  Inapplicable

         Item 3.  Defaults Upon Senior Securities

                  Inapplicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  Inapplicable

         Item 5.  Other Information

                  Inapplicable

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) See Index to Exhibits on page 16.

                  (b) No reports on Form 8-K were filed during the quarter
                      ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Gaylord Entertainment Company


Date: November 13, 1996          By:  /s/ Terry E. London
     ------------------               --------------------
                                      Terry E. London
                                      Senior Vice President and Chief Financial
                                      and Administrative Officer

                               INDEX TO EXHIBITS



    27       Financial Data Schedule (for SEC use only)