Form 10-K
period 1996-12-31
GAYLORD ENTERTAINMENT CO
filed 1997-03-31
CIK 878658

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-10881

                         GAYLORD ENTERTAINMENT COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        73-0383730
        (State or other jurisdiction of              (I.R.S. employer identification number)
         incorporation or organization)
    ONE GAYLORD DRIVE, NASHVILLE, TENNESSEE                           37214
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (615) 316-6000

Securities registered pursuant to Section 12(b) of the Act:

     CLASS A COMMON STOCK -- $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE
                (Title of Class)                      (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     As of March 3, 1997, 45,256,310 shares of Class A Common Stock and 51,163,546 shares of Class B Common Stock were outstanding. The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant based on the closing price of the Class A Common Stock on the New York Stock Exchange on March 3, 1997 was approximately $905,508,000. The aggregate market value of the shares of Class B Common Stock held by non-affiliates of the registrant (assuming the market value of each share of Class B Common Stock is equivalent to that of each share of the Class A Common Stock) was approximately $235,829,000. Shares of Class A Common Stock and Class B Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.
================================================================================

                         GAYLORD ENTERTAINMENT COMPANY

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                  PART I
Item 1   Business....................................................   1
Item 2   Properties..................................................  12
Item 3   Legal Proceedings...........................................  12
Item 4   Submission of Matters to a Vote of Security Holders.........  14
                                 PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................  14
Item 6   Selected Financial Data.....................................  15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  16
Item 8   Financial Statements and Supplementary Data.................  24
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  44
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........  44
Item 11  Executive Compensation......................................  46
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................  52
Item 13  Certain Relationships and Related Transactions..............  55
                                 PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................  56
SIGNATURES...........................................................  57

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company is a diversified entertainment and communications company operating principally in three industry segments: cable networks, entertainment, and broadcasting. In February 1997, the Company entered into an agreement with Westinghouse Electric Corporation ("Westinghouse") whereby Westinghouse will acquire substantially all of the Company's cable networks segment. Following the completion by the Company of a spin-off of its entertainment and broadcasting segments and certain other businesses, the remainder of the Company will merge with a subsidiary of Westinghouse (the "Westinghouse Merger"). See "Restructuring and Merger."

     The Company was founded in 1903 in the Oklahoma Territory as a newspaper publishing business by a group including the Gaylord and Dickinson families. The Company was incorporated under the laws of the State of Delaware in 1925. In 1928, the Company entered the radio broadcasting business and, in 1949, expanded its broadcasting interests to include television stations. The Company currently owns two television stations that are affiliated with the CBS television network and three radio stations. In January 1997, the Company entered into an agreement to sell KSTW, its Seattle, Washington television station. See "Broadcasting."

     In 1983, the Company acquired an interrelated group of businesses ("Opryland USA") that became the cornerstone of the Company's cable networks and entertainment businesses. Opryland USA traces its origins to the Grand Ole Opry, a live country music radio show created in 1925. Opryland USA has developed an entertainment and convention/resort complex in Nashville, Tennessee, that is anchored by the Opry House, the Opryland Hotel, which is one of the nation's largest convention/resort hotels, and the Opryland theme park.

     The Company currently owns and operates The Nashville Network ("TNN"), a cable network with a national audience featuring country lifestyles, entertainment, and sports, and owns a 67% interest in Country Music Television ("CMT"), a cable network with a 24-hour country music video format. Both TNN and CMT will be acquired by Westinghouse in the Westinghouse Merger. See "Restructuring and Merger." In 1992, the Company launched the first of its CMT International cable networks in Europe. CMT International, which programs primarily country music videos, was later expanded into Asia, the South Pacific and Latin America. In 1994, the Company acquired an option to purchase 95% of the outstanding common stock of Z Music, Inc. ("Z Music"), a cable network that currently programs contemporary Christian music videos. The Company currently manages the operations of Z Music. In January 1997, the Company acquired Word Records and Music, a record and music publishing company which features primarily contemporary Christian music.

RESTRUCTURING AND MERGER

     The Company will be restructured immediately prior to the Westinghouse Merger so that all of the assets and liabilities relating to the Company's broadcasting and entertainment businesses, including all of the Company's long-term debt, will be held, directly or indirectly, by a separate wholly-owned subsidiary of the Company ("New GET"). New GET will then be spun off (the "Spin-off") to the Company's stockholders, each of whom will receive one share of New GET common stock (the "Distribution") for every three shares of Class A or Class B Common Stock of the Company. Immediately prior to the Distribution, Westinghouse will transfer its 33% interest in CMT International to New GET. Immediately following the Distribution, the Westinghouse Merger will be consummated, which will result in the acquisition by Westinghouse of all of the Company's cable networks business (other than CMT International and Z Music). In the Westinghouse Merger the Company's stockholders will receive Westinghouse common stock with an aggregate value of $1.55 billion based upon a per share exchange ratio determined by reference to the market price of Westinghouse common stock at the time of the merger, subject to certain limits on the total number of shares to be issued. The Spin-off, Distribution, and Westinghouse Merger are expected to occur during 1997, subject to a number of conditions, including Company stockholder approval of the Westinghouse Merger and certain regulatory approvals, including an Internal Revenue Service ruling that the Distribution, Westinghouse Merger, and certain of the transactions comprising the restructuring will be tax-free transactions.

     The assets of New GET will include the Grand Ole Opry, the Opryland Hotel, the Opryland theme park, broadcasting operations comprised of Dallas CBS-affiliate television station KTVT and three Nashville-based radio stations, as well as interests in country and Christian music publishing and recording with the Opryland Music Group and Word Records and Music. New GET's remaining cable networks operations will consist of CMT International and the management of Z Music. New GET is expected to be a publicly traded, NYSE-listed company.

     At the closing of the Westinghouse Merger, New GET and Westinghouse will enter into a number of ancillary agreements that are intended to provide for minimal disruption of the businesses during a transition period. These agreements are generally for five year terms and are intended to provide for the use of facilities and services consistent with past practices, including leases to Westinghouse of certain real property to be owned by New GET currently used in the cable networks business. New GET will also provide continued access to production locations, will maintain and provide use of joint facilities, and will provide security, janitorial, and telecommunications services. Westinghouse will provide continued weekly airing of the Grand Ole Opry Live show on TNN, a minimum of four annual specials promoting the Wildhorse Saloon to be aired on TNN, ongoing promotion of the Wildhorse Saloon on TNN and CMT, commercial announcements on TNN and CMT promoting the businesses of New GET, and continued access to programming as well as operating and management services for CMT International.

CABLE NETWORKS

     The Company's cable networks operations consist primarily of TNN, CMT, CMT International, and the management of Z Music, all of which, other than CMT International and Z Music, will be acquired by Westinghouse in the Westinghouse Merger. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's cable networks operations.

     TNN. TNN is an advertiser-supported cable network featuring country lifestyles and entertainment. TNN's programming is offered mainly through contracts with cable television system operators as part of their basic programming and is transmitted by way of communications satellites to these cable systems. According to a December 1996 report issued by the A.C. Nielsen Company ("Nielsen"), TNN served approximately 68.3 million subscribers (representing virtually all cable households and approximately 70.4% of all television households in the United States). TNN's programming includes country music performances, interviews with country music artists and personalities, specials, variety shows, talk shows, news, and sports programming that is of interest to its general audience. TNN's weekend programming focuses on outdoor sports, such as hunting and fishing, and motor sports, some of which, including a portion of the NASCAR Winston Cup Series, is broadcast live. TNN telecasts 18 hours of programming per day, which consists of an average of approximately 11 hours of first-run programming. A significant portion of TNN's programming (approximately 2,450 hours in 1996) is produced by, or specifically for, the Company.

     The following table sets forth sources of revenues and certain other information concerning TNN for each of the five years in the period ended December 31, 1996.

                                                                         YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                                 1996              1995              1994             1993            1992
                                            ---------------   ---------------   ---------------   -------------   -------------
Revenues (in thousands)
  Advertising.............................     $139,921          $116,979          $103,995          $96,159         $83,961
  Subscriber fees.........................     $111,638          $ 99,532          $ 91,758          $85,650         $73,868
Number of U.S. subscribers (in
  thousands)*.............................       68,308            64,360            58,685           59,164          56,892
Percent of total cable households*........        101.2%             98.9%             94.4%            94.9%           93.2%

---------------

* According to Nielsen data. Percent of total cable households exceeds 100% in 1996 due to satellite and other forms of distribution.

     Since it was launched in 1983, TNN has been marketed by Group W Satellite Communications, Inc. ("Group W"), a subsidiary of Westinghouse. Pursuant to an agreement with Group W and certain of its affiliates (the "Group W Distribution Agreement"), Group W has the exclusive right to market carriage of TNN to cable television systems in the United States and Canada, and is primarily responsible for promoting, marketing, and selling advertising time on TNN, as well as providing a satellite transponder to deliver TNN's programming to cable systems. The Company is responsible for providing original, quality, first-run programming and a satellite uplink (or alternative means of transmission). Under the Group W Distribution Agreement, Group W is entitled to receive a commission of 33% of TNN's gross receipts, net of agency commissions.

     CMT. In 1991, the Company acquired a 67% interest in CMT, an advertiser-supported 24-hour basic cable network with a country music video format which broadcasts in the United States and Canada. At the same time, an affiliate of Group W acquired a 33% interest in CMT. The country music video format of CMT is directed primarily to a younger audience, 18 to 34 years of age, which is of particular interest to certain advertisers. As of December 1996, CMT had approximately 37.3 million subscribers according to Nielsen.

     Group W provides sales and marketing services for CMT similar to those provided to TNN. Group W currently receives a commission of 10% of gross receipts, net of agency commissions, up to a current maximum of $3.8 million annually. The Company also receives a commission equal to 5% of gross receipts, net of agency commissions.

     The revenues derived by TNN and CMT from the sale of advertising time depend upon the amount of available time that is sold and the rates at which such time is sold. Advertising rates are based upon viewer demographics and audience size, as reflected in Nielsen surveys, whose audience estimates are widely accepted by advertisers as a basis for determining advertising placement strategy and rates. TNN's and CMT's subscriber fee revenues are primarily generated under contracts with cable systems that carry TNN and/or CMT. Pursuant to these contracts, TNN and CMT charge the cable systems monthly fees based upon the number of cable subscribers receiving the services. In the past, TNN's and CMT's contracts with cable systems generally have had three to ten year terms.

     CMT International. In October 1992, CMT launched its international operations through a new cable network, CMT Europe. CMT International expanded the international reach of CMT to include portions of Asia and the South Pacific, including Australia and New Zealand, in 1994. In 1995, CMT expanded into Latin America, allowing CMT's satellite signals to potentially reach an estimated 90% of the world's homes with televisions. The programming for CMT International currently consists primarily of country music videos. At December 31, 1996, CMT International had 6.8 million subscribers.

     Z Music. In 1994, the Company entered into an agreement to manage, and acquired an option to purchase 95% of the outstanding common stock of, Z Music, a cable network currently featuring contemporary Christian music videos. The Company believes that Z Music is currently available to approximately 18 million broadcast and cable homes in the U.S.

ENTERTAINMENT

     The Company's entertainment operations consist primarily of an interrelated group of businesses including the Grand Ole Opry, the Opryland Hotel, the Opryland theme park, the Wildhorse Saloon, the Ryman Auditorium, the General Jackson (an entertainment showboat), as well as a music publishing business and other related businesses. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's entertainment operations.

  Convention/Resort Hotel Operations

     The Opryland Hotel. The Opryland Hotel, situated on approximately 120 acres in the Opryland complex, is the seventh largest hotel in the United States in terms of number of guest rooms and has more exhibit space per room than any other convention hotel in the world. The Opryland Hotel attracts convention business, which accounted for approximately 78% of the hotel's revenues in 1996, from major trade associations and corporations. It also serves as a destination resort for vacationers seeking accommodations in close proximity to the Opryland theme park and the Grand Ole Opry as well as to other attractions in the Nashville area. The Company believes that the ambience created at the Opryland Hotel by combining a state of the art convention facility, live musical entertainment, and old-fashioned Southern hospitality and charm are factors that differentiate it from other convention/resort hotels.

     The following table sets forth information concerning the Opryland Hotel for each of the five years in the period ended December 31, 1996.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
Average number of guest rooms...............     2,613      1,907      1,878      1,891      1,891
Occupancy rate..............................      84.7%      87.5%      87.9%      85.5%      85.5%
Average room rate...........................  $ 131.21   $ 132.99   $ 130.15   $ 126.27   $ 121.09
Food and beverage revenues (in thousands)...  $ 59,904   $ 50,418   $ 48,694   $ 46,870   $ 45,702
Total revenues (in thousands)...............  $196,226   $153,062   $147,049   $140,573   $133,288

     To serve conventions, the Opryland Hotel has 2,883 guest rooms, four ballrooms with approximately 123,900 square feet, 85 banquet/meeting rooms, and total dedicated exhibition space of approximately 289,000 square feet. In addition to extensive convention facilities, the Opryland Hotel features the Delta addition's 4.5 acre atrium containing a New Orleans street scene with shops, a 1.5 acre garden conservatory, a 1.5 acre water-oriented interior space called the Cascades, six restaurants, a food court featuring a variety of cuisines, three swimming pools, and twenty-nine retail shops. In the Delta, hotel guests and visitors can take boat rides on the Delta's indoor river. Live entertainment is featured in the Cascades and in the hotel's restaurants and lounges, and special productions for conventions are often staged in the hotel or on the General Jackson showboat. Springhouse Golf Club, the Company's 18-hole championship golf course, attracts conventions requiring the availability of golf and makes the hotel more attractive to vacationers. The Springhouse Golf Club also hosts an annual Senior PGA Tour event, the BellSouth Senior Classic at Opryland, which is televised on NBC.

     The Company directs its convention marketing efforts primarily to major trade, industry, and professional associations and corporations. The Company typically enters into contracts for conventions several years in advance. To date, the Company has experienced a minimal number of cancellations. Conventions that cancel are contractually required to pay certain penalties and face the possible loss of future convention space at the hotel. As of December 31, 1996, convention bookings for 1997 were for approximately 832,000 guest room nights, representing 79% of the available guest room nights for the year. As of March 26, 1997, the Company had not experienced the cancellation of any material commitment.

     The Company also markets the Opryland Hotel as a destination resort through national and local advertising and a variety of promotional activities. As part of its marketing activities, the Company advertises promotional "packages" on TNN and through other media. Such promotions include a "Country Winter Celebration," "Spring into Summer," the International Country Music Fan Fair Celebration in June of each year, and "A Country Christmas," which runs each year from early November through Christmas Day. The Country Christmas program has contributed to the hotel's high occupancy rate during the month of December (approximately 84% of available guest room nights during December 1996), traditionally a slow period for the hotel industry.

     The General Jackson. The General Jackson, a 300-foot, four-deck paddle wheel showboat, operates on the Cumberland River, which flows past the Opryland complex. Its Victorian Theatre can seat 620 people for banquets and 1,000 people for theater-style presentations. The showboat stages Broadway-style shows and other theatrical productions. It is one of many sources of entertainment that the Company makes available to conventions held at the Opryland Hotel and contributes to the Company's revenues from convention participants. During the day it serves primarily tourists visiting the Opryland complex and the Nashville area.

  Opryland Theme Park

     The Opryland theme park is a musical show park that emphasizes live productions of country, rock 'n' roll, gospel, bluegrass, and Broadway show tunes. The 218-acre park consists of approximately 80 acres of developed in-park entertainment area, 30 acres of support facilities, 70 acres of parking lot, and 38 acres of contiguous undeveloped land. The park has 11 theaters, bandstands, and other facilities where it can stage musical productions. These facilities, including a 4,000-seat amphitheater and an additional 2,200-seat theater, have a total seating capacity of approximately 12,000. The park can simultaneously stage up to 11 musical shows and, during the summer months, presents up to 50 shows each day. The amphitheater is also used regularly for television productions and other events. "Nashville On Stage," a series of live concerts, is slated for its fourth year of operation during the 1997 season. For 26 concerts, from May to August 1997, top-name, major-label music stars, including The Oak Ridge Boys, Billy Ray Cyrus, The Temptations, and Sandi Patty are scheduled to perform at the park.

     The Company believes that its attention to, and emphasis on, live entertainment productions are the principal factors that differentiate the Opryland theme park from other amusement and theme parks. In addition to offering shows and other live entertainment, the park operates 21 rides as well as shops, restaurants, children's play areas, and other facilities. The Company makes regular capital improvements in the form of new rides and attractions. The park also features the Grand Ole Opry Museum and other museums containing memorabilia collections of country music legends Roy Acuff and Minnie Pearl. These museums are located in the Opry Plaza area of the park, which remains open year round. The park has a broadcast studio from which the Company's radio station WSM-FM is broadcast and a studio from which TNN produces a nightly cable network show. With certain exceptions, visitors to the park purchase a single ticket for a full day's admission to all of the park's entertainment and attractions.

     The park operates on weekends in the spring and the autumn and seven days a week in the summer. In recent years, the "Christmas in the Park" program during November and December has provided an additional attraction for the Country Christmas program at the Opryland Hotel, extending the park's operating season.

     The following table sets forth certain information concerning the park. "Revenues per visitor" include revenues from tickets, food and beverage sales and sales of retail merchandise. "Total attendance" and "Revenues per visitor" include paying and non-paying visitors. "Average ticket price" includes paying visitors only. The data set forth for 1993 through 1996 below includes results of the "Christmas in the Park" program during which the revenues per visitor and ticket prices were significantly less than during the park's other operating periods.

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                         1996     1995     1994     1993     1992
                                                        ------   ------   ------   ------   ------
Total attendance (in thousands).......................   1,980    2,100    2,266    2,247    2,023
Revenues per visitor..................................  $26.73   $27.66   $26.52   $24.11   $25.49
Average ticket price..................................  $15.60   $16.34   $15.15   $14.01   $15.05
Number of operating days..............................     190      197      218      190      147

  Country Music Entertainment

     The Grand Ole Opry. The Grand Ole Opry is a live country music show with performances every Friday and Saturday night and frequent summer matinees. The Opry House, home of the Grand Ole Opry, is located in the Opryland complex. The show is radio broadcast by WSM-AM every Friday and Saturday night from the Opry House, and TNN telecasts a 30-minute live segment every Saturday night together with a 30-minute live segment of the warm-up preceding the show. The show has been radio broadcast since 1925 on WSM-AM, making it the longest running live radio program in the world. During the summer months, the Grand

Ole Opry, which requires the purchase of a separate admission ticket, is a major attraction in addition to the live shows in the Opryland theme park.

     The Grand Ole Opry currently has 72 performing members who are stars or other notables in the country music field. Members perform on the Grand Ole Opry, and there are no financial inducements attached to membership in the Grand Ole Opry other than the prestige associated with membership. In addition, the Grand Ole Opry presents performances by many other country music artists. The following is a list of the members of the Grand Ole Opry (including year of membership) as of March 26, 1997.

                         MEMBERS OF THE GRAND OLE OPRY

Bill Anderson-1961                Jan Howard-1972              Charley Pride-1993
Ernie Ashworth-1964               Alan Jackson-1991            Jeanne Pruett-1973
Clint Black-1991                  Stonewall Jackson-1956       Del Reeves-1966
Garth Brooks-1990                 Jim & Jesse-1964             Riders In The Sky-1982
Jim Ed Brown-1963                 George Jones*-1969           Johnny Russell-1985
The Carlisles-1953                Grandpa Jones*-1947          Jeannie Seely-1967
Roy Clark-1987                    Hal Ketchum-1994             Ricky Van Shelton-1988
Jerry Clower-1973                 Pete Kirby ("Bashful         Jean Shepard-1955
John Conlee-1981                  Brother Oswald")-1995        Ricky Skaggs-1982
Wilma Lee Cooper-1957             Alison Krauss-1993           Melvin Sloan Dancers-1957
Skeeter Davis-1959                Hank Locklin-1960            Connie Smith-1971
Little Jimmy Dickens*-1948        Charlie Louvin-1955          Mike Snider-1990
Joe Diffie-1993                   Patty Loveless-1988          Hank Snow*-1950
Roy Drusky-1958                   Loretta Lynn*-1962           Marty Stuart-1992
Holly Dunn-1989                   Martina McBride-1995         Randy Travis-1986
The 4 Guys-1967                   Mel McDaniel-1986            Travis Tritt-1992
Larry Gatlin & The Gatlin         Reba McEntire-1985           Justin Tubb-1955
  Brothers Band-1976              Barbara Mandrell-1972        Porter Wagoner-1957
Don Gibson-1958                   Ronnie Milsap-1976           Billy Walker-1960
Vince Gill-1991                   Lorrie Morgan-1984           Charlie Walker-1967
Billy Grammar-1959                Jimmy C. Newman-1956         Steve Wariner-1996
Jack Greene-1967                  Osborne Brothers-1964        The Whites-1984
Tom T. Hall-1980                  Dolly Parton-1969            Teddy Wilburn-1953
George Hamilton IV-1960           Stu Phillips-1967            Boxcar Willie-1981
Emmylou Harris-1992               Ray Pillow-1966

---------------

* Members of the Country Music Hall of Fame.

     The Opry House, which was built in 1974 to replace the Ryman Auditorium as the home of the Grand Ole Opry, contains a 45,000 square foot auditorium with 4,400 seats, a television production center that includes a 300-seat studio as well as lighting, audio, and video control rooms, and set design and scenery shops. The Opry House is used by the Company for the production of television and other programming for TNN and for third parties such as national television networks and the Public Broadcasting System. It is also rented for concerts, theatrical productions, and special events.

     The Wildhorse Saloon. The Company has operated the Wildhorse Saloon since 1994 as a country music dance club on historic Second Avenue in downtown Nashville. The three-story, 56,000 square-foot facility includes a 3,000 square foot dance floor, a 190-seat restaurant and banquet facility, and a 15 x 22 foot television screen featuring, among other things, country music videos. The club also has a broadcast-ready stage and facilities to house mobile production units from which broadcasts of live concerts may be distributed nationwide. TNN produces a country music dance show at the club, which is broadcast weekdays on TNN.

The Company owns 51% of a joint venture with Levy Restaurants Group ("Levy") which was established to expand the Wildhorse Saloon concept to major, high-profile tourism cities around the country. Levy will provide restaurant management expertise and oversee day-to-day operations, site selections, and lease negotiations for the restaurants.

     Ryman Auditorium. In 1994, the Company re-opened the renovated Ryman Auditorium, the former home of the Grand Ole Opry, for concerts and musical productions. The Ryman, built in 1892, is listed on the National Register of Historic Places and seats approximately 2,100. During 1997, the musical production, "Lost Highway," which explores the life and music of Hank Williams, Sr., is scheduled to return for a second season. TNN broadcasts musical shows taped at the Ryman Auditorium.

     Opryland Music Group. Opryland Music Group ("OMG") is primarily engaged in the music publishing business and owns one of the world's largest catalogs of copyrighted country music songs. In addition to commercially recorded music, OMG issues licenses for the use of its songs in films, plays, print, commercials, videos, cable, and television. Through various subsidiaries and sub-publishers, OMG collects royalties on licenses granted in a number of foreign countries in addition to its U.S.-based business.

BROADCASTING

     The Company's radio stations WSM-AM and WSM-FM commenced broadcasting in 1925 and 1967, respectively. Opryland USA's involvement with country music dates back to the creation of the Grand Ole Opry, which has been broadcast live on WSM-AM since 1925. The Company has been engaged in television broadcasting since 1949, at one time owning as many as seven television stations. See Note 14 to the Company's Consolidated Financial Statements for the amounts of revenues, operating income, and identifiable assets attributable to the Company's broadcasting operations.

  Television Stations

     As of December 31, 1996, the Company owned and operated two television stations: KTVT (Fort Worth-Dallas, Texas), and KSTW (Tacoma-Seattle, Washington). During 1995, KTVT and KSTW affiliated with the CBS television network. In January 1997, the Company announced a definitive agreement to sell KSTW for $160 million, excluding cash and accounts receivable at the time of closing. In January 1996, the Company sold television station KHTV in Houston to the Tribune Company for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million.

     The following table sets forth certain information about KTVT and KSTW, as of November 1996, based on the Nielsen Station Index. All information regarding "DMA" refers to Designated Market Area, which is an exclusive geographic area consisting of all counties in which the local stations receive a preponderance of total viewing hours. Rank of DMA refers to the size of a particular DMA relative to all United States DMAs.

                                                                  TV            TOTAL                          EXPIRATION
                       CHANNEL                        RANK    HOUSEHOLDS     COMMERCIAL          RANK OF       DATE OF FCC
       STATION         NUMBER          MARKET        OF DMA     IN DMA     STATIONS IN DMA   STATION IN DMA      LICENSE
       -------         -------   ------------------  ------   ----------   ---------------   ---------------   -----------
KTVT                      11     Fort Worth-Dallas      8     1,848,550          13                 4           08/01/98
KSTW                      11     Tacoma-Seattle        12     1,492,300           8                 5           02/01/99

     Pursuant to affiliation agreements with CBS, KTVT and KSTW receive cash compensation and network programming from CBS (which represents the majority of the programming for KTVT and KSTW). In turn, the affiliation agreements entitle CBS to a portion of the advertising spots on KTVT and KSTW. Accordingly, KTVT and KSTW have fewer advertising spots to sell than when they were independent television stations.

     KTVT and KSTW have historically generated revenues from local, regional, and national spot advertising. The majority of local, regional, and national spot advertising contracts are short-term, generally running for only a few weeks. Advertising rates charged by a television station are based primarily upon the demographics and number of television households in the area served by the station, as well as the station's ability to attract audiences as reflected in surveys made by Nielsen. DMA data, which is published by Nielsen, is a significant factor in determining television advertising rates. Rates are highest during the most desirable viewing hours (generally between 5:00 p.m. and 12:00 a.m.). The rates for local and national advertising are determined by each station. Local advertising spots are sold by each station's sales personnel and national advertising spots are sold by HRP, Inc., the national advertising sales agent for KTVT and KSTW.

  Radio Stations

     WSM-AM and WSM-FM. WSM-AM and WSM-FM are each broadcast from the Opryland complex and have country music formats. WSM-AM broadcasts the Grand Ole Opry live every Friday and Saturday night. WSM-AM went on the air in 1925 and is one of the nation's 25 "clear channel" stations, meaning that no other station in a 750-mile radius uses the same frequency for nighttime broadcasts. As a result, the station's signal, transmitted by a 50,000 watt transmitter, can be heard at night in much of the United States and parts of Canada. The Company has radio broadcast studios in the Opryland Hotel, at the Opryland theme park, and at the Wildhorse Saloon.

     WWTN-FM. In 1995, the Company acquired the assets of radio station WWTN-FM, which is operated out of Nashville, Tennessee with a news/talk/sports format.

ADDITIONAL INTERESTS

     Word Records and Music. In January 1997, the Company acquired the assets of Word Records and Music ("Word") for $120 million, which included approximately $40 million of working capital. Word is one of the largest contemporary Christian music companies in the world, with nine recording labels featuring artists such as Amy Grant, Shirley Caesar, Sandi Patty, and Point of Grace. Other significant Word operations include print and hymnal music sales, distribution of music and video products owned by third parties, and music publishing, including a 40,000 song catalog. Word produces a wide variety of traditional and contemporary Christian inspirational music, including adult contemporary, pop, country, rock, gospel, praise and worship, rap, metal, and rhythm and blues, with an emphasis on positive, inspirational, and family value themes. In addition, Word produces master recordings of classical music and is a leading supplier of value-priced Christmas music to mass market, convenience, and specialty stores.

     Bass Pro Shops. In 1993, the Company purchased a minority interest in a partnership that owns and operates Bass Pro Shops, a leading retailer of premium outdoor sporting goods and fishing tackle. Bass Pro Shops serves its customers through an extensive mail order catalog operation, a 185,000-square-foot retail center in Springfield, Missouri and an additional retail store in Atlanta, Georgia. Bass Pro Shops currently has four new stores under construction, including one in Nashville adjacent to the Opryland Hotel, which the Company expects will open in the spring of 1998. The partnership also owns a two-thirds interest in Tracker Marine, a manufacturer of fiberglass and aluminum fishing boats, which are sold through the Bass Pro Shops catalogs and by means of wholesale distribution to authorized dealers. The Company's properties are featured in the approximately 40 million Bass Pro Shops catalogs published annually. The Company also provides hotel consulting services to Bass Pro Shops' Big Cedar Lodge, a 1,250 acre resort development on Table Rock Lake located in the Ozark Mountains in southern Missouri.

     Texas Rangers Baseball Club. The Company owns a 10% interest in B/R Rangers Associates, Ltd., a limited partnership that owns the Texas Rangers major league baseball club, the American League West Division Champions in 1996.

COMPETITION

  Cable Networks

     TNN, CMT, CMT International, and Z Music compete for viewer acceptance with all forms of video entertainment, including other basic cable services, premium cable services, commercial television networks, independent television stations, and products distributed for the home video markets, in addition to the motion picture industry and other communications, media, and entertainment services. TNN, CMT, and Z Music are delivered to subscribers primarily by cable television systems. CMT International is carried in many different ways depending on the technology available in the country where it is carried. TNN, CMT, CMT International, and Z Music compete with other nationally and internationally distributed cable networks and local broadcast television stations for available channel space on cable television systems, with other cable networks for subscriber fees from cable systems operators, and with all forms of advertiser-supported media for advertising revenues. The Company also competes to obtain creative talents, properties, and market share, which are essential to the success of its cable networks business.

     The principal competitive factors in obtaining viewer acceptance, on which cable subscriber fees and advertiser support ultimately depend, are the appeal of the networks' programming focus and the quality of their programming. TNN produces or arranges for the production of the major portion of its programming. Music videos constitute substantially all of CMT's, CMT International's, and Z Music's programming. These videos are currently provided to the Company in the domestic market for promotional purposes by record companies and may also be distributed to other programming services as well as to other media.

  Entertainment

     The Company's entertainment operations compete with all other forms of entertainment, lodging, and recreational activities. In addition to the competitive factors outlined below for each of the Company's businesses within the entertainment segment, the success of the entertainment segment is dependent upon certain factors beyond the Company's control including economic conditions, amount of available leisure time, transportation costs, public taste, and weather conditions.

     The Opryland Hotel competes with other hotels throughout the United States and abroad, including many hotels operated by companies with greater financial, marketing, and human resources than the Company. Principal factors affecting competition within the convention/resort hotel industry include the hotel's reputation, quality of facilities, location and convenience of access, price, and entertainment. The hotel business is management and marketing intensive, and the Opryland Hotel competes with other hotels throughout the United States for high quality management and marketing personnel. Although the Opryland Hotel has historically enjoyed a relatively low rate of turnover among its managerial and marketing personnel, there can be no assurance that it will continue to be able to attract and retain high quality employees with managerial and marketing skills. The hotel also competes with other employers for nonmanagerial employees in the Middle Tennessee labor market, which recently has had a low level of unemployment. The low unemployment rate has made it difficult to attract qualified nonmanagerial employees and has been a substantial factor in the high turnover rate among those employees.

     The principal competitive factors in the amusement park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park; its proximity to densely populated areas; the atmosphere, cleanliness, and safety of a park; the quality of food and beverages; and available entertainment. The Company believes that its attention to, and emphasis on, live musical productions is one of the factors that differentiates the Opryland theme park from other amusement and theme parks. Opryland's emphasis on live musical entertainment requires that it compete with other show parks, concert halls, and other forums for live entertainment for musical talent as well as creative and production personnel, who are essential to the Company's operations. In addition, the same factors affecting the hotel's ability to recruit and retain qualified nonmanagerial employees also affect the park.

  Broadcasting

     KTVT and KSTW compete for advertising revenues primarily with television stations serving the same markets, including both independent stations and network-affiliated stations. Advertising rates of KTVT and KSTW are based principally on the size, market share, and demographic profile of their viewing audience. WSM-AM, WSM-FM, and WWTN-FM similarly compete for advertising revenues with other radio stations in the same market area on the basis of formats, ratings, market share and the demographic make up of their audiences. The Company's television and radio stations also compete with cable networks and local cable channels for both audience share and advertising revenues and with radio, newspapers, billboards, and magazines for advertising revenues. Other sources of present and potential competition are prerecorded video cassettes, direct broadcast satellite services, and multi-channel, multi-point distribution services ("MMDS" also known as "wireless cable"). Management competence and experience, station frequency signal coverage, network affiliation, format effectiveness of programming, sales effort, and level of customer service are all important factors in determining competitive position.

REGULATION AND LEGISLATION

  Cable Networks

     Although the operations of the Company's cable networks are not directly subject to regulation, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") and the regulations thereunder have required the Company to, in certain instances, lower charges for its programming for certain distributors. Although the recently enacted Telecommunications Act of 1996 (the "1996 Communications Act Amendments") did not have such an effect, any future legislation or regulatory actions that increase rate regulation or effect structural changes in the Company's cable networks could have such an effect. For example, increased rate regulation could, among other things, affect the ability or willingness of cable system operators to establish or retain TNN, CMT, or Z Music as a basic tier cable service.

     CMT International's programming and uplink services are handled in the United States. The network has no employees abroad and any contracts between the network and cable systems are executed in the United States. The network generally does not require a license or authorization from the British government to conduct its business. The Company's management is currently studying the regulatory frameworks of certain other European countries and at this time is not aware of any material regulation that would prevent it from delivering the network into such countries. There currently exists a European Community Directive requiring that a majority of programming delivered to European countries be locally originated, where practicable. Representatives of the British government have informed the Company that this would not impact the network with respect to the United Kingdom as there currently is no locally-originated country music programming available. The Company does not expect the European Community Directive will be a material obstacle to entering other European countries for the foreseeable future.

  Entertainment

     The Opryland Hotel is subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to hotel and restaurant operations. The Company believes that it is in substantial compliance with such regulations. In addition, the sale of alcoholic beverages by the Opryland Hotel requires a license and is subject to regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any disciplinary action or revocation could have an adverse effect upon the results of the operations of the Company's entertainment segment.

     The Opryland theme park is subject to certain federal, state, and local governmental regulations including, without limitation, health, safety, and environmental regulations applicable to amusement park operations, and state and local regulations applicable to restaurant operations at the park. The Company believes that it is in substantial compliance with such regulations. The park's rides are not subject to federal regulations although bills have been introduced in Congress at various times proposing such regulation. The park's rides are inspected frequently by the Company's own maintenance personnel. These inspections include safety checks as well as regular maintenance.

  Broadcasting

     Radio and television broadcasting is subject to regulation under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the frequencies, location, and signal strength of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operation, and employment practices of broadcasting stations.

     Under the 1996 Communications Act Amendments, television and radio broadcast licenses are now granted for a maximum period of eight years. (The maximum periods were formerly five years and seven years, respectively.) Television and radio broadcast licenses are renewable upon application to the FCC and in the past usually have been renewed except in rare cases. In a departure from past practice, the 1996 Communications Act Amendments provide that competing applications will not be accepted at the time of license renewal, and will not be entertained at all unless the FCC first concludes that renewal of the license would not serve the public interest. A station will be entitled to renewal in the absence of serious violations of the Communications Act or the FCC regulations or other violations which constitute a pattern of abuse. The Company is aware of no reason why its radio and television station licenses should not be renewed.

     FCC regulations also prohibit concentrations of media ownership on both the local and national levels. FCC regulations prohibit the common ownership or control of most communications media serving the same market areas (i.e., (i) television and radio ownership; (ii) television and daily newspapers; (iii) radio and daily newspapers; and (iv) television and cable television). Pursuant to the 1996 Communications Act Amendments, however, the FCC's liberal waiver policy for joint television and radio ownership in the top 25 markets will be expanded to include the top 50 markets. The 1996 Communications Act Amendments also increase the number of radio stations a single entity may own in the same market area (depending on the number of stations operating in the local radio market), and the FCC is conducting a rulemaking to consider whether owning more than one television station in the same market area may be permitted. The FCC has also issued a notice of inquiry for the purpose of reevaluating the restriction on radio/newspaper cross ownership. Pursuant to the 1996 Communications Act Amendments, FCC regulations no longer will limit the total number of television broadcast stations held by any single entity so long as all of the stations under common control do not attain an aggregate national audience reach exceeding 35%, up from the prior cap of 25% and no more than 12 stations. The 1996 Communications Act Amendments also eliminated previous limits on the total number of radio stations commonly owned on a national basis. The FCC is in the process of amending certain of its regulations to implement the 1996 Communications Act Amendments.

     The Communications Act also places certain limitations on alien ownership or control of entities holding broadcast licenses. The Restated Certificate of Incorporation of the Company contains a provision permitting the Company to redeem common stock from certain holders if the Board of Directors deems such redemption necessary to prevent the loss or secure the reinstatement of any of its licenses or franchises. The 1996 Communications Act Amendments have deleted existing restrictions on communications companies having non-citizen officers and directors.

     The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time, and the Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect on the Company of any such changes, including those made by the 1996 Communications Act Amendments.

EMPLOYEES

     As of December 31, 1996, the Company had an aggregate of approximately 6,000 full-time and 3,100 part-time and seasonal employees. The Opryland theme park employs approximately 1,700 additional seasonal employees during the summer months. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns its executive offices and corporate headquarters located at One Gaylord Drive, Nashville, Tennessee, which consists of a four-story office building comprising approximately 80,000 square feet. The Company believes that its present facilities for each of its business segments as described below are generally well maintained and currently sufficient to serve each segment's particular needs.

  Cable Networks

     The Company owns the offices and three television studios of TNN, all of which are located within the Opryland complex and contain approximately 84,000 square feet of space. The transmitter used for satellite uplink is owned by the Company and is located at the Opryland complex.

     The Company owns the offices of CMT and CMT International which were added to the offices of TNN and contain approximately 2,700 square feet of space. CMT began using a Company-owned transmitter located on the Opryland complex during 1992. CMT International currently leases its transmitters.

  Entertainment

     The Company owns approximately 800 acres of land in Nashville, Tennessee and the improvements thereon that comprise the Opryland complex including in excess of 100 acres of undeveloped land. The Opryland complex is comprised of the Opryland Hotel, the Opryland theme park, the General Jackson showboat's docking facility, the TNN/CMT production and administration facilities, the Opry House, and WSM Radio's offices and studios. The Company also owns an 18-hole golf course situated on approximately 240 acres and a 26 acre KOA campground, both of which are located near the Opryland complex. In addition, the Company owns the Opryland Music Group building located on Nashville's "Music Row" southwest of downtown as well as adjacent real estate; the Ryman Auditorium in downtown Nashville; the Wildhorse Saloon, a dance hall/production facility, on Company property in downtown Nashville; and a 100,000 square foot warehouse in Old Hickory, Tennessee.

  Broadcasting

     The Company owns all of KTVT's and KSTW's business facilities which are comprised of two offices and four studios containing an aggregate of approximately 94,000 square feet. KTVT owns its transmitter facilities and tower. KSTW's transmitter facilities and tower are located on its own property at a separate 40-acre site. Both KTVT and KSTW lease additional space for sales and news offices in Dallas and Seattle, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company maintains various insurance policies, including general liability and property damage insurance, as well as product liability, workers' compensation, business interruption and other policies, which it believes provide adequate coverage for its operations. Various subsidiaries of the Company are involved in lawsuits incidental to the ordinary course of their businesses, such as personal injury actions by guests and employees and complaints alleging employee discrimination. The Company believes that it is adequately covered against these claims by its existing insurance and that the outcome of any pending claims or proceedings will not have a material adverse effect upon its business or financial condition.

     Opryland USA Inc, a subsidiary of the Company, was a defendant in a lawsuit titled Frank McCourt, et al. vs. Opryland USA Inc, filed on August 9, 1989, in Baltimore City Court by the developer/owner and related entities (collectively, the "Developer") alleging, among other things, misrepresentations, breach of fiduciary duty and breach of a management contract to operate the Baltimore Fishmarket, an entertainment facility in Baltimore. Opryland USA Inc denied any liability to the Developer and alleged in its defense that it terminated the management contract because the Developer failed to provide working capital and satisfy other contractual obligations and asserted counterclaims for breach of the same contract seeking $300 million in damages. The plaintiffs sought damages in the same amount. On January 7, 1997, the Baltimore City Court dismissed all claims against Opryland USA Inc without prejudice due to the Developer's failure to prosecute.

     The Company has or may have liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for response costs at two Superfund sites. The liability relates to properties no longer owned by the Company. The Company and The Oklahoma Publishing Company ("OPUBCO"), a former subsidiary of the Company, have entered into a distribution agreement (the "OPUBCO Distribution Agreement"), pursuant to which OPUBCO assumed such liabilities and agreed to indemnify the Company to the extent of any losses, damages or other liabilities incurred by the Company in connection with such matters. Under the OPUBCO Distribution Agreement, OPUBCO is required to maintain adequate reserves to cover potential Superfund liabilities.

     Although statutorily liable private parties cannot contractually transfer liability so as to render themselves no longer liable, CERCLA permits private parties to indemnify one another against CERCLA liability pursuant to a contract, and to enforce such a contract in an appropriate court. The Company believes that OPUBCO's indemnification will fully cover the Company's Superfund liabilities, and that, based on the Company's current estimates of these liabilities, OPUBCO has sufficient financial resources to fulfill its indemnification obligations under the OPUBCO Distribution Agreement. Because there can be no assurance that OPUBCO will be able to fulfill these obligations, however, the Company's potential Superfund liabilities are described below.

     The sites at which the Company has or may have CERCLA liability are the Hardage Site, located in Criner, Oklahoma (the "Hardage Site") and the Double Eagle Refining Co. Site, located in Oklahoma City, Oklahoma (the "Double Eagle Site"). The Hardage Site is a former industrial waste landfill covering 60 acres and estimated to contain more than 18 million gallons of waste. In 1986, the United States Environmental Protection Agency (the "EPA") filed a Superfund action in the Western District of Oklahoma against a number of companies that allegedly sent waste to the site, including the Company. Ultimately more than 100 private parties, including the Company, were adjudged liable for installing and maintaining the remedy at the site and for reimbursing the response costs incurred by the United States.

     The Company participated in a group of liable parties, known as the Hardage Steering Committee, that assumed principal responsibility for litigation of the matter and supervision of the cleanup of the site. The Company is also a Grantor in the Hardage Site Remedy Trust established to fund and oversee installation, operation, and maintenance of the remedy. The remedy has now been installed and is currently in the second year of operation and maintenance which is projected to last at least 30 years. The Company's full share of the costs for installing the remedy has been paid. The Company's full share of the government's past response costs has also been paid. The Company's share of all future liability for the site, including the cost of operating and maintaining the remedy, has been established under a volumetric allocation, with the Company being assigned a 3.72% share of a total remedy expected to range between $1.0 and $2 million per year. This share could increase if other liable parties are unable to pay their share of the costs of the site. The OPUBCO Distribution Agreement provides that OPUBCO will indemnify the Company for any additional environmental liabilities in this regard. There is, of course, some uncertainty as to whether the projected operation and maintenance costs will prove correct. After the first five years of operation, EPA will review the effectiveness of the remedy to determine whether additional remedial measures may be necessary. Despite the uncertainty regarding such future costs and events, the Company does not believe that its liability at the Hardage Site will have a material adverse effect on the Company's financial condition or results of operations.

     On August 23, 1991, the Company received from EPA a request for information concerning the possible disposal of wastes at the Double Eagle Site -- a former waste oil recycling operation. The former operator of the Double Eagle Site has provided EPA customer lists indicating that there may be several thousand companies that sent waste motor oil to the site, including the Company. A few of the entities that Double Eagle identified as having sent wastes to the site are believed to have sent waste industrial solvents, but the

Company is not among this group. EPA has selected a groundwater remedy that consists primarily of monitoring and natural attenuation. This remedy is currently in the design stage and is expected to cost approximately $7.0 million. Based on the large number of potentially responsible parties, the apparent contribution by some major companies of waste industrial solvents, as well as a review of cleanup costs at other oil rerefining sites, the Company does not believe that liability it may have at the site, if any, will have a material adverse effect on the Company's financial condition or results of operations.

     The Company does not believe that the potential Superfund or other environmental liabilities will have a material adverse effect on the Company's liquidity or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "GET." There is no established public trading market for the Company's Class B Common Stock.

     The table below lists the high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years. The prices set forth below have been adjusted to reflect a 5% stock dividend paid in each of June 1995 and June 1996.

QUARTER                                                 HIGH        LOW
-------                                                -------    -------
1995
1st..................................................  $25.737    $19.274
2nd..................................................   25.833     20.408
3rd..................................................   27.619     23.095
4th..................................................   26.429     21.310
1996
1st..................................................   26.310     23.452
2nd..................................................   28.250     24.048
3rd..................................................   28.250     22.375
4th..................................................   23.250     18.750

  (b) Holders

     At March 3, 1997, the approximate number of record holders of the Company's Class A Common Stock was 4,238 and the approximate number of record holders of the Company's Class B Common Stock was 172.

  (c) Cash Dividends

     In the first and second quarters of 1995, the Company paid a dividend of $.073 per share with respect to its outstanding common stock. For the third and fourth quarters of 1995, the Company paid a $.076 per share dividend with respect to its outstanding common stock. The Company paid a dividend of $.086 per share of outstanding common stock in the first and second quarters of 1996, $.09 per share for the third quarter of 1996, and $.10 per share for the fourth quarter of 1996. The Amended and Restated Credit Agreement among the Company, certain banks, and NationsBank of Texas N.A., as administrative lender, dated as of August 25, 1995, restricts cash dividends and certain other payments payable by the Company to $150 million plus the Company's cumulative net income (or minus the Company's cumulative net loss) over the term of the Amended and Restated Credit Agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      1996           1995           1994              1993           1992
                                   ----------     ----------     ----------        ----------     ----------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Entertainment..................  $  330,540     $  294,241     $  289,769        $  261,586     $  251,416
  Cable networks.................     331,767        282,647        243,899           208,869        176,035
  Broadcasting...................      84,851        130,572        154,263           152,129        137,453
                                   ----------     ----------     ----------        ----------     ----------
         Total revenues..........     747,158        707,460        687,931           622,584        564,904
Operating expenses:
  Operating costs................     443,236        442,208(2)     427,903           392,151        358,828
  Selling, general and
    administrative...............     125,459        115,361        108,624            92,849         87,258
  Depreciation and amortization:
    Entertainment................      31,243         23,737         20,884            18,291         18,841
    Cable networks...............      13,548         10,399          8,394             6,970          5,218
    Broadcasting.................       4,065          3,950          3,668             3,662          3,730
                                   ----------     ----------     ----------        ----------     ----------
         Total depreciation and
           amortization..........      48,856         38,086         32,946            28,923         27,789
                                   ----------     ----------     ----------        ----------     ----------
         Total operating
           expenses..............     617,551        595,655        569,473           513,923        473,875
Operating income:
  Entertainment..................      37,466         34,471         29,628            36,433         37,381
  Cable networks.................      76,661         67,907         57,931            46,144         42,113
  Broadcasting...................      15,480          9,427(2)      30,899            26,084         11,535
                                   ----------     ----------     ----------        ----------     ----------
         Total operating
           income................     129,607        111,805        118,458           108,661         91,029
Interest expense.................     (19,538)        (4,200)        (1,292)           (1,076)          (654)
Interest income..................      22,904          7,011            950               225            125
Other gains (losses).............      71,741(1)      (8,264)(3)    (15,579)(3)(5)      1,116           (459)
                                   ----------     ----------     ----------        ----------     ----------
  Income from continuing
    operations before provision
    for income taxes.............     204,714        106,352        102,537           108,926         90,041
Provision for income taxes.......      73,549         40,945         39,477            45,967         31,569
                                   ----------     ----------     ----------        ----------     ----------
  Income from continuing
    operations...................     131,165         65,407         63,060            62,959         58,472
Discontinued operations, net of
  taxes(4).......................          --         42,998             --           (26,905)       (29,045)
Cumulative effect of accounting
  change, net of taxes...........          --             --             --            (8,406)(6)         --
                                   ----------     ----------     ----------        ----------     ----------
         Net income..............  $  131,165     $  108,405     $   63,060        $   27,648     $   29,427
                                   ==========     ==========     ==========        ==========     ==========
Income from continuing operations
  per share......................  $     1.34     $     0.67     $     0.65        $     0.67     $     0.63
                                   ==========     ==========     ==========        ==========     ==========
Net income per share.............  $     1.34     $     1.11     $     0.65        $     0.30     $     0.32
                                   ==========     ==========     ==========        ==========     ==========
Weighted average shares
  outstanding, including
  equivalent shares..............      97,797         97,624         96,713            93,615         93,064
                                   ==========     ==========     ==========        ==========     ==========
Dividends per share..............  $     0.36     $     0.30     $     0.24        $     0.19     $     0.18
                                   ==========     ==========     ==========        ==========     ==========

                                                              AS OF DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      1996           1995           1994              1993           1992
                                   ----------     ----------     ----------        ----------     ----------
BALANCE SHEET DATA:
Total assets.....................  $1,182,248     $1,095,812     $1,015,806        $  915,803     $  806,130
Net assets of discontinued
  operations(4)..................          --             --        214,649           222,830        258,474
Total long-term debt, including
  current portion................     363,409        340,044        361,894           388,866        299,286
Total stockholders' equity.......     512,963        419,106        338,606           221,999        204,925

---------------

(1) Includes a pretax gain of $73,850 on sale of Houston television station
    KHTV.
(2) Includes non-recurring pretax charge of $13,302 for write-down to net realizable value of certain television program rights.
(3) Includes pretax losses of $5,529 and $26,000 for 1995 and 1994, respectively, to reflect the loss on the January 1996 disposal of the Company's 14% limited partnership interest in the Fiesta Texas theme park.
(4) In November 1993 the Company formalized plans to sell its cable television systems segment (the "Systems") and began accounting for the Systems as discontinued operations. The Systems were sold in September 1995 which resulted in a gain of $42,998, net of income taxes of $30,824.
(5) Includes a pretax gain of $10,689 on sale of Milwaukee television station WVTV.
(6) Reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table contains selected income statement data for each of the three years ended December 31, 1996, 1995 and 1994 (in thousands). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                   YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------
                                 1996         %         1995         %         1994         %
                               --------     -----     --------     -----     --------     -----
Revenues:
  Entertainment..............  $330,540      44.2%    $294,241      41.6%    $289,769      42.1%
  Cable networks.............   331,767      44.4      282,647      40.0      243,899      35.5
  Broadcasting...............    84,851      11.4      130,572      18.5      154,263      22.4
                               --------     -----     --------     -----     --------     -----
          Total revenues.....   747,158     100.0      707,460     100.0      687,931     100.0
                               --------     -----     --------     -----     --------     -----
Operating expenses:
  Operating costs............   443,236      59.3      442,208      62.5      427,903      62.2
  Selling, general and
     administrative..........   125,459      16.8      115,361      16.3      108,624      15.8
  Depreciation and
     amortization:
     Entertainment...........    31,243                 23,737                 20,884
     Cable networks..........    13,548                 10,399                  8,394
     Broadcasting............     4,065                  3,950                  3,668
                               --------     -----     --------     -----     --------     -----
          Total depreciation
            and
            amortization.....    48,856       6.5       38,086       5.4       32,946       4.8
                               --------     -----     --------     -----     --------     -----
          Total operating
            expenses.........   617,551      82.7      595,655      84.2      569,473      82.8
                               --------     -----     --------     -----     --------     -----
Operating income:
  Entertainment..............    37,466      11.3       34,471      11.7       29,628      10.2
  Cable networks.............    76,661      23.1       67,907      24.0       57,931      23.8
  Broadcasting...............    15,480      18.2        9,427       7.2       30,899      20.0
                               --------     -----     --------     -----     --------     -----
          Total operating
            income...........  $129,607      17.3%    $111,805      15.8%    $118,458      17.2%
                               ========     =====     ========     =====     ========     =====

  YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total Revenues -- Total revenues increased $39.7 million, or 5.6%, to $747.2 million in 1996. The increases were primarily attributable to continued growth in the cable networks segment and increased revenues in the entertainment segment resulting from the expansion of the Opryland Hotel. The average number of guest rooms at the hotel increased from 1,907 in 1995 to 2,613 in 1996. These increases were partially offset by a decrease in revenues from the broadcasting segment due to the sale of a television station in January 1996 and a decline in revenues at the Company's two other television stations.

     Entertainment -- Revenues in the entertainment segment increased $36.3 million, or 12.3%, to $330.5 million in 1996. Opryland Hotel revenues increased $43.2 million, or 28.2%, to $196.2 million in 1996, principally because of the hotel expansion. The hotel's occupancy rate decreased to 84.7% in 1996 compared to 87.5% in 1995 because of the additional rooms which became available in 1996. The hotel sold 780,300 rooms in 1996 compared to 587,200 rooms sold in 1995 reflecting a 32.9% increase. The hotel's average guest room rate declined to $131.21 in 1996 from $132.99 in 1995. At December 31, 1996, the hotel's advanced bookings were in excess of $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years. Opryland theme park revenues decreased $5.4 million in 1996 due primarily to a 5.7% decrease in theme park attendance and a 3.4% decrease in per guest spending as compared with 1995.

     Cable Networks -- Revenues increased $49.1 million, or 17.4%, to $331.8 million in 1996. Advertising revenues increased 19.6% during 1996 at TNN. Subscriber revenues at TNN increased 12.2% in 1996 due to an increase in the number of U.S. subscribers to 68.3 million in December 1996 from 64.4 million in December 1995 and increased revenues from satellite customers. Revenues related to the United States operations of CMT increased 19.3% in 1996 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 37.3 million in December 1996 from 31.7 million in December 1995. CMT International revenues increased to $10.1 million in 1996 from $8.9 million in 1995.

     Broadcasting -- Revenues decreased $45.7 million, or 35.0%, to $84.9 million in 1996. Broadcasting revenues were impacted by the Company's sale of KHTV, a Houston, Texas, television station in January 1996. Excluding the operations of KHTV from the 1995 results, broadcasting revenues decreased 12.6% in 1996. The decline in broadcasting revenues reflects a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations resulting from their affiliation with the CBS television network ("CBS"). The affiliation with CBS was effective on March 13, 1995 in Tacoma-Seattle and on July 2, 1995 in Ft. Worth-Dallas. Advertising revenues at KSTW, the Company's Tacoma-Seattle television station, also decreased in 1996 due to a decline in ratings. In January 1997, the Company entered into a definitive agreement to sell KSTW for $160.0 million in cash to Cox Broadcasting, Inc., which assigned its rights under the agreement to Paramount Stations Group, Inc. The transaction requires the approval of the Federal Communications Commission and will result in the recognition of a gain. Management expects the transaction to be completed during 1997.

  Operating Expenses

     Total Operating Expenses -- Total operating expenses increased $21.9 million, or 3.7%, to $617.6 million in 1996. Operating costs, as a percentage of revenues, decreased to 59.3% during 1996 as compared to 62.5% during 1995. Selling, general and administrative expenses, as a percentage of revenues, increased to 16.8% in 1996 from 16.3% in 1995. Total operating expenses for 1995 include operating expenses of KHTV of $30.1 million.

     Operating Costs -- Operating costs increased $1.0 million, or 0.2%, to $443.2 million in 1996. During 1995, the Company recorded a nonrecurring pretax charge of $13.3 million for the write-down of certain program rights at the Company's Dallas and Seattle-area television stations. This write-down was primarily related to excess program rights resulting from the affiliations of these stations with CBS. Excluding the effect of the 1995 program rights write-down and the operating costs of KHTV, operating costs increased by $37.8 million, or 9.3%, in 1996. The increase was attributable to operating costs increases of $23.6 million during 1996 at the Opryland Hotel, primarily as a result of the hotel's expansion. In addition, increased operating costs are attributable to the continued growth in the cable networks segment, including an $11.6 million increase in Group W commissions at TNN; a $9.3 million increase in programming costs at TNN; a $4.5 million increase in operating costs related to the expansion of CMT International; and a $1.1 million operating cost increase relating to the opening of a chain of racing themed retail stores. These increases were partially offset by a $10.4 million decrease in operating costs during 1996 at the Company's two remaining television stations due to lower programming costs resulting from their affiliation with CBS; a $3.5 million decrease in operating costs at the Opryland theme park; and a $2.4 million decrease in operating costs of the Nashville On Stage concert series. Because of the Company's agreements with Group W, a Westinghouse subsidiary, certain operating costs in the cable networks segment increase or decrease proportionately with revenues.

     Selling, General and Administrative -- Selling, general and administrative expenses increased $10.1 million, or 8.8%, to $125.5 million in 1996. Excluding the selling, general and administrative expenses of KHTV from the 1995 results, selling, general and administrative expenses increased $16.0 million, or 14.7%, in 1996. The increases for the year are primarily attributable to administrative cost increases of $4.8 million at the Opryland Hotel, $3.7 million at TNN and $1.2 million at the Opryland theme park. Selling and promotion costs at CMT's domestic and international operations increased $1.5 million and $1.8 million, respectively. The Company's two remaining television stations also reflected increased selling and promotion costs, which were $1.1 million greater than the corresponding 1995 amounts. In addition, the Company had nonrecurring expenses of $1.1 million during 1996 related to its obligations under an employment agreement with its departing chief operating officer which is included in the increases discussed above. Management expects to significantly increase marketing expenses related to CMT's United States operations in 1997 in an attempt to benefit from recent increases in its distribution.

     Depreciation and Amortization -- Depreciation and amortization increased $10.8 million, or 28.3%, to $48.9 million in 1996. The increase was primarily attributable to the expansion of the Opryland Hotel and continued growth in the cable networks segment.

  Operating Income

     Total operating income increased $17.8 million, or 15.9%, to $129.6 million during 1996. This increase reflects higher operating income in all segments. The entertainment segment increase is primarily related to greater operating income generated by the Opryland Hotel expansion. The cable networks increase is a result of the continued growth of TNN and CMT offset, in part, by increased operating losses associated with CMT International's expansion. Operating losses of CMT International increased to $13.0 million in 1996 from $7.1 million in 1995. The broadcasting segment increase resulted from the 1995 write-down of television program rights. Excluding the impact of this write-down, broadcasting segment operating income decreased primarily due to the sale of KHTV and the decline in revenues at the Company's Tacoma-Seattle television station as discussed above.

     The following table reflects operating income before depreciation and amortization expenses ("Operating Cash Flow"). Operating Cash Flow represents an alternative method of measuring cash flows and is not intended to represent cash available for dividends, reinvestment, or other discretionary uses. Operating Cash Flow is not adjusted for noncash expenses or changes in working capital, and is not derived pursuant to generally accepted accounting principles. Operating Cash Flow for the years ended December 31, 1996 and 1995 (in thousands) is as follows:

                                                                           CHANGE
                                                                      ----------------
                                                1996        1995         $         %
                                              --------    --------    -------    -----
Entertainment...............................  $ 68,709    $ 58,208    $10,501     18.0%
Cable networks..............................    90,209      78,306     11,903     15.2
Broadcasting................................    19,545      26,679     (7,134)   (26.7)
Broadcasting program write-down.............        --     (13,302)    13,302       --
                                              --------    --------    -------    -----
          Total Operating Cash Flow.........  $178,463    $149,891    $28,572     19.1%
                                              ========    ========    =======    =====

  Interest Expense

     Interest expense increased $15.3 million to $19.5 million in 1996. A significant portion of the Company's interest expense for 1995 was attributable to the Company's cable television systems segment (the "Systems") prior to their sale in September 1995. In accordance with generally accepted accounting principles, such interest was allocated to the Systems and was therefore not included in income from continuing operations. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.9% in 1996 compared to 7.3% in 1995.

  Interest Income

     Interest income increased $15.9 million to $22.9 million in 1996. This increase primarily results from an additional $15.5 million of noncash interest income in 1996 recorded on the long-term note receivable from the sale of the Systems.

  Other Gains (Losses)

     In January 1996, the Company sold its Houston, Texas, television station, KHTV, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) in 1996.

     In 1995, the Company recorded a pretax charge of $5.5 million to reflect losses related to the January 1996 disposal of its 14% limited partnership interest in the Fiesta Texas theme park. The charge was based on the permanent impairment in the value of the investment and the Company's guarantee on certain indebtedness related to the original construction of Fiesta Texas. The Company paid $13.0 million to transfer its partnership interest and related obligations to a subsidiary of USAA, the majority investor, in January 1996. In connection with the Company's termination of its interest in Fiesta Texas, the Company was released from the loan guarantee.

  Income Taxes

     The Company's provision for income taxes on income from continuing operations was $73.5 million for 1996 compared to $40.9 million for 1995. The Company's effective tax rate on its income from continuing operations before provision for income taxes was 35.9% for 1996 compared to 38.5% for 1995.

  YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenues

     Total Revenues -- Total revenues increased $19.5 million, or 2.8%, to $707.5 million in 1995. The increase was primarily attributable to growth in the cable networks segment offset in part by a decrease in broadcasting segment revenues.

     Entertainment -- Revenues in the entertainment segment increased $4.5 million, or 1.5%, to $294.2 million in 1995. Opryland Hotel revenues increased $6.0 million, or 4.1%, to $153.1 million in 1995 due primarily to an additional 385 guest rooms completed in the fourth quarter of 1995 and an increase in the average guest room rate to $132.99 in 1995 from $130.15 in 1994. The hotel's occupancy rates were 87.5% in 1995 and 87.9% in 1994. Entertainment segment revenues also increased during 1995 due to a full year of operations of the Wildhorse Saloon and the renovated Ryman Auditorium, each of which opened in June 1994, and increased revenues from the Company's program production and syndication activities. These increases were offset by lower revenues from the Nashville On Stage concert series, which had fewer concerts in 1995 than in 1994; lower revenues related to the nonrecurring 1994 production of the World Cup opening ceremonies; and a decrease in Opryland theme park attendance to 2.1 million visitors in 1995 from 2.3 million visitors in 1994.

     Cable Networks -- Revenues increased $38.7 million, or 15.9%, to $282.6 million in 1995. Advertising revenues increased 12.5% at TNN in 1995 due to higher advertising rates. TNN subscriber revenues increased 8.5% due to an increase in the number of subscribers to 64.4 million at the end of 1995 from
58.7 million at the end of 1994, an increase in subscriber rates, and an increase in revenue from satellite customers. Revenues at CMT increased 25.1% in 1995 due to increased advertising and subscriber revenues. The number of CMT subscribers increased by 27.4% to 31.7 million at the end of 1995 from 24.9 million at the end of 1994.

     Broadcasting -- Revenues decreased $23.7 million, or 15.4%, to $130.6 million in 1995. Broadcasting revenues were impacted by the Company's sale of substantially all of the assets of WVTV, a Milwaukee, Wisconsin, television station, in May 1994. Excluding the revenues related to WVTV's operations, broadcasting revenues decreased 10.9% in 1995 as compared to 1994. Revenues from the Company's remaining television stations reflected decreased advertising demand at those stations, partially due to decreased fan and advertiser support for major league baseball. The decline in revenues also reflected a decrease in advertising inventory available for sale at the Company's Dallas and Seattle-area television stations due to their affiliation with CBS.

  Operating Expenses

     Total Operating Expenses -- Total operating expenses increased $26.2 million, or 4.6%, to $595.7 million in 1995. As a percentage of revenues, operating costs increased slightly to 62.5% in 1995 compared to 62.2% in 1994. As a percentage of revenues, selling, general and administrative expenses increased to 16.3% in 1995 from 15.8% in 1994.

     Operating Costs -- Operating costs increased $14.3 million, or 3.3%, to $442.2 million in 1995. During 1995, the Company recorded a nonrecurring pretax charge of $13.3 million for the write-down of certain program rights at the Company's Dallas and Seattle-area television stations. Excluding the impact of the television program write-down, operating costs increased $1.0 million, or 0.2%, to $428.9 million in 1995. Additional increases in operating costs during 1995 were attributable to the Wildhorse Saloon and the Ryman Auditorium being operational for all of 1995, compared with seven months of operations in 1994, representing an increase of $4.5 million; growth in the cable networks, including increased Group W commissions and higher programming costs at TNN which resulted in an increase of $12.9 million; and increased labor costs at the Opryland Hotel. These increases were partially offset by lower operating costs of $9.4 million resulting from fewer Nashville On Stage concerts; the nonrecurring 1994 production of the World Cup opening ceremonies which reduced operating costs by $3.1 million; and the 1994 inclusion of WVTV's operating costs of $6.0 million prior to its sale.

     Selling, General and Administrative -- Selling, general and administrative expenses increased $6.7 million, or 6.2%, to $115.4 million in 1995. The increase was primarily due to increased selling and promotional costs of $3.8 million associated with CMT's international expansion; higher administrative costs at the Opryland Hotel and Opryland theme park of $3.2 million; and the continued growth of TNN and CMT which resulted in an increase of $2.4 million. These increases were partially offset by decreases at the Company's television stations of $2.3 million, primarily attributable to the impact of the sale of WVTV in 1994, and reduced promotional costs associated with the Nashville On Stage concert series.

     Depreciation and Amortization -- Depreciation and amortization increased 15.6% to $38.1 million in 1995 due to the capital improvements at the Opryland Hotel, growth in the cable networks segment, and a full year of operations for the Wildhorse Saloon and the Ryman Auditorium.

  Operating Income

     Total operating income decreased $6.7 million, or 5.6%, to $111.8 million in 1995. Excluding the nonrecurring charge for the write-down of television program rights, total operating income increased $6.6 million, or 5.6%, to $125.1 million in 1995. The entertainment segment had a $4.8 million increase in operating income during 1995, due primarily to the reduction of operating losses of the Nashville On Stage concert series by $6.3 million. The cable networks segment had a $10.0 million increase in operating income in 1995, reflecting improvements at both TNN and CMT, which were offset by a $1.6 million increase in losses from CMT's international operations. The broadcasting segment had an $8.2 million decrease in operating income during 1995, excluding the effect of the write-down of television program rights, due primarily to the decline in revenues at the Company's television stations as discussed above and increased news costs resulting from the affiliations with CBS.

     The following table reflects Operating Cash Flow for the years ended December 31, 1995 and 1994 (in thousands) as follows:

                                                                          CHANGE
                                                                     -----------------
                                               1995        1994         $          %
                                             --------    --------    --------    -----
Entertainment..............................  $ 58,208    $ 50,512    $  7,696     15.2%
Cable networks.............................    78,306      66,325      11,981     18.1
Broadcasting...............................    26,679      34,567      (7,888)   (22.8)
Broadcasting program write-down............   (13,302)         --     (13,302)      --
                                             --------    --------    --------    -----
          Total Operating Cash Flow........  $149,891    $151,404    $ (1,513)    (1.0)%
                                             ========    ========    ========    =====

  Interest Expense

     Interest expense increased $2.9 million to $4.2 million in 1995. The increase in interest expense was attributable to higher interest rates and increased average debt levels resulting from the financing of the Company's continued growth. The Company's weighted average interest rate on its bank debt and senior notes combined was 7.3% and 6.3% in 1995 and 1994, respectively. Additional interest expense for 1995 and 1994, $17.1 million and $19.7 million, respectively, was attributable to the Systems prior to their sale. In accordance with generally accepted accounting principles, such interest has been allocated to the Systems and is therefore not included in income from continuing operations.

  Interest Income

     Interest income increased $6.1 million to $7.0 million in 1995. This increase primarily resulted from $5.0 million of noncash interest income recorded on the long-term note receivable from the sale of the Systems.

  Other Gains (Losses)

     In 1995, the Company recorded a pretax charge of $5.5 million (in addition to the pretax charge of $26.0 million recorded in December 1994) to reflect losses related to the January 1996 disposal of its 14% limited partnership interest in the Fiesta Texas theme park. The charges were based on the permanent impairment in the value of the investment and the Company's guarantee on certain indebtedness related to the original construction of Fiesta Texas.

     Sinclair Broadcast Group, Inc. purchased the non-license assets of WVTV from the Company in May 1994 for $18.2 million, resulting in a pretax gain of $10.7 million, and assigned its purchase option for the license assets of WVTV to Glencairn, Ltd., which exercised the option and purchased the license assets in July 1995.

  Income Taxes

     The Company's provision for income taxes was $40.9 million for 1995 compared to $39.5 million for 1994. The Company's effective tax rate on income from continuing operations was 38.5% in 1995 and 1994.

     During 1995, the Company reached settlements with the Internal Revenue Service of routine audits of the Company's 1987-1990 tax returns. These settlements had no material impact on the Company's financial position or results of operations, as amounts previously reserved were adequate.

  Discontinued Operations

     On September 29, 1995, the Company sold the Systems to CCT Holdings Corp. ("CCTH"), an entity jointly owned by investment partnerships affiliated with Kelso & Company, Inc. and by Charter Communications, Inc. ("Charter"), an owner and manager of cable systems. Proceeds from the sale, after a working capital adjustment, consisted of $198.8 million in cash and a 10-year, $165.7 million note (the "Note") with an interest rate of 12% per year which increases to 15% in year six and increases 2% per year thereafter, with principal and interest payable at maturity. The Note was recorded at $150.7 million, net of a $15.0 million discount, to reflect the Note at fair value at the date of the sale based upon financial instruments of comparable credit risk and interest rates. In addition, the Company received the contractual right to 15% of the net distributable proceeds, as defined, from certain future sales by Charter Communications Entertainment, L.P., a newly formed joint venture created to operate cable television systems, to which CCTH contributed certain of the Systems' assets which were purchased from the Company. Immediately prior to the closing of the sale, the Company paid Charter $10.6 million to acquire the remaining 2.9% interest in the Systems.

     The Company recorded a gain of $43.0 million, net of tax of $30.8 million, on the sale of the Systems during 1995. The Systems have been accounted for as discontinued operations and, accordingly, the Systems' losses including interest expense (based upon debt that can be specifically attributed to the Systems) subsequent to the November 1993 measurement date were deferred and reflected as a reduction in the gain on the sale of the Systems. The 1995 net loss from discontinued operations prior to the sale of the Systems was $19.5 million, including interest expense of $17.1 million, which was deferred and reflected as a reduction in the gain on the sale of the Systems.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently projects capital expenditures of approximately $65 million for 1997. During 1996, net cash flows generated from the Company's operations exceeded the amount required to fund its net investing and financing activities. The Company believes that net cash flows from operations will continue to exceed its net investing and financing requirements. The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. At February 28, 1997, the Company had approximately $15.7 million in available borrowing capacity under the Revolver. The Company's purchase of Word Records and Music in January 1997 for approximately $120 million was financed through borrowings under the Revolver. The proceeds from the sale of KSTW in 1997 will be used to reduce indebtedness under the Revolver.

     In addition to the Revolver, the Company has senior notes ("Senior Notes") outstanding with a fixed rate of 7.19% and a variable-rate term loan ("Term Loan"). The Senior Notes and the Term Loan require annual principal payments of $30 million and $7 million, respectively. At February 28, 1997, the outstanding principal balances of the Senior Notes and the Term Loan were $90 million and $21 million, respectively.

     In March 1997 the Company negotiated an additional $50 million short term line of credit which the Company expects to utilize until the sale of KSTW is completed in 1997. This short term line of credit has the same interest rate options as the Revolver and incorporates the same covenants, restrictions, and conditions to borrowing as the Revolver. The Company expects the short term line of credit, together with its net cash flows from operations, will fund its anticipated cash requirements. The Company is negotiating with its lenders under its various credit facilities regarding a debt restructuring necessitated by the Westinghouse Merger and Spin-off.

     In October 1996, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding Class A Common Stock over the next three years. The authorization includes both open market purchases and private transactions and the amount, timing, and pricing of any repurchases is at management's discretion. As of December 31, 1996, the Company had purchased 300,300 shares of its Class A Common Stock at an aggregate cost of $5.9 million, which shares were held in treasury at December 31, 1996.

SEASONALITY

     Certain of the Company's businesses are subject to seasonal fluctuation. In general, lower revenues and operating income are generated in the first quarter, which is the off-peak season for the Company's entertainment and tourism properties. The Opryland theme park produces most of its revenues in the summer months. Revenues from the Company's broadcasting segment have also been weakest in the first quarter and strongest in the second and fourth quarters.

WORD RECORDS AND MUSIC ACQUISITION

     In January 1997, the Company purchased all of the assets of Word Records and Music for approximately $120 million in cash. The purchase price included approximately $40 million of working capital, which is subject to certain adjustments. With annual sales of $90 to $100 million, Word is one of the largest contemporary Christian music companies in the world. The acquisition was financed through borrowings under the Revolver and will be accounted for using the purchase method of accounting.

NEWLY ISSUED ACCOUNTING STANDARD

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share and disclosing information about an entity's capital structure. The Company is required to adopt the provisions of SFAS 128 in 1997 and does not expect the adoption thereof to have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

     This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The Company's future operating results depend on a number of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; continued growth in the popularity of Christian music; diversion of management's attention from the Company's operations to matters attendant to the Westinghouse Merger and related Spin-off; costs associated with the Merger and Spin-off; the ability to integrate the operations of Word into the Company's business; the advertising market in the United States in general and in the Company's local television markets in particular; the perceived attractiveness of Nashville, Tennessee as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   25
Consolidated Statements of Income for the years ended
  December 31, 1996, 1995, and 1994.........................   26
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994.........................   28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995, and 1994.............   29
Notes to Consolidated Financial Statements..................   30

SCHEDULES

     The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Gaylord Entertainment Company:

     We have audited the accompanying consolidated balance sheets of Gaylord Entertainment Company (a Delaware corporation) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaylord Entertainment Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 7, 1997

(Except for certain matters discussed
in Note 2 as to which the dates are
February 9, 1997 and March 24, 1997)

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996        1995        1994
                                                             --------    --------    --------
Revenues...................................................  $747,158    $707,460    $687,931
Operating expenses:
  Operating costs..........................................   443,236     442,208     427,903
  Selling, general and administrative......................   125,459     115,361     108,624
  Depreciation and amortization............................    48,856      38,086      32,946
                                                             --------    --------    --------
          Operating income.................................   129,607     111,805     118,458
Interest expense...........................................   (19,538)     (4,200)     (1,292)
Interest income............................................    22,904       7,011         950
Other gains (losses).......................................    71,741      (8,264)    (15,579)
                                                             --------    --------    --------
  Income from continuing operations before provision for
     income taxes..........................................   204,714     106,352     102,537
Provision for income taxes.................................    73,549      40,945      39,477
                                                             --------    --------    --------
  Income from continuing operations........................   131,165      65,407      63,060
Discontinued operations, net of taxes......................        --      42,998          --
                                                             --------    --------    --------
          Net income.......................................  $131,165    $108,405    $ 63,060
                                                             ========    ========    ========
Income per share:
Income from continuing operations..........................  $   1.34    $   0.67    $   0.65
Discontinued operations, net of taxes......................        --        0.44          --
                                                             --------    --------    --------
          Net income.......................................  $   1.34    $   1.11    $   0.65
                                                             ========    ========    ========
Weighted average shares outstanding, including equivalent
  shares...................................................    97,797      97,624      96,713
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1996            1995
                                                              ----------      ----------
                                         ASSETS
Current assets:
  Cash......................................................  $   13,720      $   12,062
  Trade receivables, less allowance of $3,276 and $3,297,
     respectively...........................................     108,702         105,898
  Program rights............................................      14,072          26,583
  Other assets..............................................      50,778          53,639
                                                              ----------      ----------
          Total current assets..............................     187,272         198,182
                                                              ----------      ----------
Program rights..............................................      26,472          37,641
Property and equipment, net of accumulated depreciation.....     640,319         571,551
Intangible assets, net of accumulated amortization..........      39,363          36,935
Investments.................................................      66,037          64,985
Long-term notes and interest receivable.....................     203,514         176,356
Other assets................................................      19,271          10,162
                                                              ----------      ----------
          Total assets......................................  $1,182,248      $1,095,812
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   37,350      $   37,400
  Accounts payable and accrued liabilities..................     111,673         129,795
  Program contracts payable.................................      14,943          23,574
                                                              ----------      ----------
          Total current liabilities.........................     163,966         190,769
                                                              ----------      ----------
Long-term debt..............................................     326,059         302,644
Program contracts payable...................................      24,661          34,058
Deferred income taxes.......................................     117,947         117,361
Other liabilities...........................................      21,805          18,866
Minority interest...........................................      14,847          13,008
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
     authorized, no shares issued or outstanding............          --              --
  Class A common stock, $.01 par value, 300,000 and 150,000
     shares authorized, 44,987 and 41,301 shares issued,
     44,687 and 41,301 shares outstanding, respectively.....         450             413
  Class B common stock, $.01 par value, 150,000 and 65,000
     shares authorized, 51,684 and 53,608 shares issued,
     51,684 and 50,498 shares outstanding, respectively.....         517             536
  Additional paid-in capital................................     483,287         414,458
  Retained earnings.........................................      39,494          68,353
  Unearned restricted stock compensation....................      (4,847)         (2,798)
  Treasury stock............................................      (5,938)        (61,856)
                                                              ----------      ----------
          Total stockholders' equity........................     512,963         419,106
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $1,182,248      $1,095,812
                                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                1996        1995        1994
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:

  Net income................................................  $ 131,165   $ 108,405   $  63,060
  Amounts to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization..........................     48,856      38,086      32,946
     Provision (benefit) for deferred income taxes..........      2,119        (684)      1,512
     Write-down of television program rights................         --      13,302          --
     Noncash interest income................................    (20,479)     (4,970)         --
     Discontinued operations, net of taxes..................         --     (42,998)         --
     Provision for losses on disposal of Fiesta Texas
       partnership interest.................................         --       5,529      26,000
     Gain on sale of television stations....................    (73,850)         --     (10,689)
     Changes in:
       Trade receivables....................................     (8,914)     (6,720)    (19,270)
       Program rights and program contracts payable.........     (3,667)     12,042        (100)
       Income taxes payable.................................    (10,462)    (69,464)       (870)
       Accounts payable and accrued liabilities.............      2,181       5,674      21,242
       Other, net...........................................     (1,606)     (3,421)    (16,721)
                                                              ---------   ---------   ---------
          Net cash flows provided by operating activities...     65,343      54,781      97,110
                                                              ---------   ---------   ---------
Cash Flows from Investing Activities:
  Proceeds from sale of discontinued operations, net of
     direct selling costs...................................         --     190,838          --
  Purchase of minority interest in discontinued
     operations.............................................         --     (10,585)         --
  Proceeds from sale of television stations, net of direct
     selling costs paid.....................................     96,840          --      13,231
  Investments in, advances to and distributions from
     affiliates, net........................................     (7,893)     (6,143)     (5,017)
  Payment upon disposal of Fiesta Texas partnership
     interest...............................................    (12,976)         --          --
  Purchases of property and equipment, net..................   (115,542)   (175,225)   (140,014)
  Other, net................................................     (7,954)     (4,401)      3,537
                                                              ---------   ---------   ---------
          Net cash flows used in investing activities.......    (47,525)     (5,516)   (128,263)
                                                              ---------   ---------   ---------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock, net...................         --          --      74,738
  Proceeds from issuance of long-term debt..................         --         400          17
  Repayment of long-term debt...............................    (38,081)       (453)         --
  Net borrowings (payments) under revolving credit
     agreement..............................................     61,446     (21,797)    (26,989)
  Purchase of treasury stock................................     (5,938)         --          --
  Proceeds from exercise of stock options...................      1,359         128         256
  Dividends paid............................................    (34,946)    (28,685)    (22,508)
                                                              ---------   ---------   ---------
          Net cash flows provided by (used in) financing
            activities......................................    (16,160)    (50,407)     25,514
                                                              ---------   ---------   ---------
Cash Flows from Discontinued Operations:
  Operating activities......................................         --      16,758      30,995
  Investing activities......................................         --     (12,985)    (21,474)
  Increase in cash balance..................................         --       2,856      (1,340)
                                                              ---------   ---------   ---------
          Net cash flows provided by discontinued
            operations......................................         --       6,629       8,181
                                                              ---------   ---------   ---------
Net change in cash..........................................      1,658       5,487       2,542
Cash, beginning of year.....................................     12,062       6,575       4,033
                                                              ---------   ---------   ---------
Cash, end of year...........................................  $  13,720   $  12,062   $   6,575
                                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            UNEARNED
                              CLASS A   CLASS B   ADDITIONAL               RESTRICTED                    TOTAL
                              COMMON    COMMON     PAID-IN     RETAINED      STOCK        TREASURY   STOCKHOLDERS'
                               STOCK     STOCK     CAPITAL     EARNINGS   COMPENSATION     STOCK        EQUITY
                              -------   -------   ----------   --------   ------------    --------   -------------
Balance, December 31,
  1993......................    $286      $585     $264,716    $ 18,268     $    --       $(61,856)    $221,999
  Net income................      --        --           --      63,060          --             --       63,060
  Cash dividends ($.24 per
    share)..................      --        --           --     (22,508)         --             --      (22,508)
  Sale of common stock......      30        --       74,708          --          --             --       74,738
  Conversion of common
    stock...................      51       (51)          --          --          --             --           --
  Exercise of stock
    options.................       1        --          255          --          --             --          256
  Issuance of restricted
    stock...................       1        --        1,060          --          --             --        1,061
                                ----      ----     --------    --------     -------       --------     --------
Balance, December 31,
  1994......................     369       534      340,739      58,820          --        (61,856)     338,606
  Net income................      --        --           --     108,405          --             --      108,405
  Cash dividends ($.30 per
    share)..................      --        --           --     (28,685)         --             --      (28,685)
  Conversion of common
    stock...................      24       (24)          --          --          --             --           --
  Issuance of restricted
    stock...................       1        --        3,564          --      (3,565)            --           --
  Compensation expense......      --        --           --          --         767             --          767
  5% stock dividend.........      19        26       70,142     (70,187)         --             --           --
  Other.....................      --        --           13          --          --             --           13
                                ----      ----     --------    --------     -------       --------     --------
Balance, December 31,
  1995......................     413       536      414,458      68,353      (2,798)       (61,856)     419,106
  Net income................      --        --           --     131,165          --             --      131,165
  Cash dividends ($.36 per
    share)..................      --        --           --     (34,946)         --             --      (34,946)
  Conversion of common
    stock...................      13       (13)          --          --          --             --           --
  Exercise of stock
    options.................       1        --        1,358          --          --             --        1,359
  Issuance of restricted
    stock...................       2        --        4,318          --      (4,320)            --           --
  Compensation expense......      --        --           --          --       2,271             --        2,271
  5% stock dividend.........      21        26      125,031    (125,078)         --             --           --
  Retirement of treasury
    stock...................      --       (32)     (61,824)         --          --         61,856           --
  Purchase of treasury
    stock...................      --        --           --          --          --         (5,938)      (5,938)
  Other.....................      --        --          (54)         --          --             --          (54)
                                ----      ----     --------    --------     -------       --------     --------
Balance, December 31,
  1996......................    $450      $517     $483,287    $ 39,494     $(4,847)      $ (5,938)    $512,963
                                ====      ====     ========    ========     =======       ========     ========

        The accompanying notes are an integral part of these statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Gaylord Entertainment Company (the "Company") is a diversified entertainment and communications company operating, through its subsidiaries, principally in three business segments: entertainment, cable networks and broadcasting. Subsequent to December 31, 1996, the Company entered into a definitive agreement with Westinghouse Electric Corporation ("Westinghouse") whereby substantially all of the assets and liabilities of the Company's cable networks segment will be acquired by Westinghouse as further described in Note
2. The Company sold its cable television systems segment (the "Systems") on September 29, 1995. Prior to the sale, the Systems were accounted for as discontinued operations in the accompanying consolidated financial statements as further described in Note 4.

ENTERTAINMENT

     The Company owns and operates the Opryland entertainment complex in Nashville, Tennessee. The complex primarily includes the Opryland Hotel, the Opryland theme park, the Grand Ole Opry, and various other Nashville-based tourist attractions. The Company also owns a minority limited partnership interest in Bass Pro, L.P. ("Bass Pro"), which is a leading retailer of premium outdoor sporting goods and fishing products, and a music publishing company.

CABLE NETWORKS

     The Company owns The Nashville Network ("TNN") which is a national basic cable television network carried by substantially all United States cable operators, as well as by many Canadian cable services. In addition, the Company operates and owns 67% of the outstanding stock of Country Music Television, Inc. ("CMT"), a country music video cable network. CMT Europe, a country music video cable network established to provide service to Europe, was launched in October 1992. CMT expanded into the Asia-Pacific region in October 1994 and into Latin America in April 1995.

BROADCASTING

     At December 31, 1996, the Company owned and operated two broadcast television stations: KTVT (Fort Worth-Dallas, Texas) and KSTW (Tacoma-Seattle, Washington). In January 1997, the Company announced it had entered into a definitive agreement to sell KSTW as further described in Note 2. The Company sold its television station KHTV (Houston, Texas) in January 1996 as further described in Note 3. The Company affiliated KTVT and KSTW with the CBS television network during 1995. In addition, the Company owns and operates three radio stations in Tennessee.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROGRAM RIGHTS

     The Company acquires exhibition rights for certain theatrical and television programs. The program rights are recorded at the gross contract amount when certain conditions are met, including availability of the program for broadcast, and are amortized over the shorter of the estimated number of program showings or the contract periods. The current portion of program rights represents those rights currently available for telecast which will be amortized in the succeeding year. The Company had commitments for program rights and related program contract payables of $8,850 and $32,507 at December 31, 1996 and 1995, respectively, which were not available for telecast until a future date. These amounts are not included in the accompanying consolidated balance sheets.

     During 1995, the Company recorded a pre-tax charge to operations of $13,302 for the write-down to net realizable value of certain television program rights. The write-down is primarily related to excess program rights resulting from the affiliation of KTVT and KSTW with CBS.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, including interest on funds borrowed to finance the construction of major capital additions, and are depreciated or amortized using straight-line and accelerated methods over the following estimated useful lives:

Buildings...................................................  20-40 years
Leasehold and land improvements.............................     20 years
Theme park rides and attractions............................  15-20 years
Furniture, equipment and vehicles...........................   3-10 years

     Effective January 1, 1994, the Company changed to the straight-line method of depreciation for substantially all newly acquired property. Maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which has generally been an estimate of the related business unit's undiscounted operating income before interest and taxes over the remaining life of the goodwill.

     Amortization expense related to intangible assets for 1996, 1995 and 1994 was $3,212, $2,445 and $2,118, respectively. At December 31, 1996 and 1995, accumulated amortization of intangible assets was $14,817 and $15,304, respectively.

INVESTMENTS

     Investments consist primarily of a minority interest in Bass Pro, L.P. ("Bass Pro"), a supplier of premium outdoor sporting goods and fishing tackle which distributes its products through retail centers and an extensive mail order catalog operation. Bass Pro also owns and operates a resort hotel and development in Southern Missouri. The Company accounts for the Bass Pro investment using the equity method of accounting. The Company's original investment exceeded its share of the underlying equity in the net assets of Bass Pro by approximately $36,000, which is being amortized on a straight-line basis over 40 years. The Company's recorded investment in Bass Pro was $62,852 and $62,537 at December 31, 1996 and 1995, respectively.

OTHER ASSETS

     Other current and long-term assets consist primarily of program inventories, merchandise inventories, deferred preopening expenses and prepaid expenses. Program inventories, $20,175 and $22,484 in 1996 and 1995, respectively, are amortized at a rate based upon the broadcast periods of the programs and the revenues estimated to be earned over these periods. Inventories of $15,436 and $15,111 in 1996 and 1995, respectively, consist primarily of merchandise held for resale and are priced at the lower of average cost or market. To provide for a better matching of revenues and expenses, the Company defers expenses prior to a new venture becoming operational. These deferred preopening expenses, $12,335 and $7,387 in 1996 and 1995, respectively, are amortized on a straight-line basis. Prepaid expenses were $11,784 and $10,295 in 1996 and 1995, respectively.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of:

                                                                1996       1995
                                                              --------   --------
Trade accounts payable......................................  $ 20,128   $ 25,049
Commissions payable.........................................    16,877     15,954
Income taxes payable........................................     3,669     14,131
Accrued royalties...........................................    10,153     10,617
Deferred revenues...........................................    15,174     11,472
Accrued salaries and benefits...............................     7,431      5,076
Accrued interest payable....................................     4,500      5,526
Property and other taxes payable............................    11,293      9,746
Other accrued liabilities...................................    22,448     32,224
                                                              --------   --------
          Total accounts payable and accrued liabilities....  $111,673   $129,795
                                                              ========   ========

     Other accrued liabilities included approximately $15,000 in 1995 for the liabilities related to the disposal of the Company's 14% limited partnership interest in the Fiesta Texas theme park, as further described in Note 3. Accrued royalties consist primarily of music royalties and licensing fees at the Company's television stations, cable networks and music publishing business. Deferred revenues consist primarily of deposits on advance room bookings at the Opryland Hotel and advance ticket sales at the Opryland theme park and the Grand Ole Opry.

INCOME TAXES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company establishes deferred tax liabilities and assets based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing tax rates.

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations, under which no compensation cost related to stock options has been recognized as further discussed in Note 9.

INCOME PER SHARE

     The computations of income per share are based on the weighted average number of common and common equivalent (stock options) shares assumed to be outstanding during the years. The number of shares used in the computations of income per share for the years ended December 31, 1996, 1995 and 1994 was 97,797,000, 97,624,000 and 96,713,000, respectively. The Company paid 5% stock dividends in both 1996 and 1995 as further discussed in Note 8. All per share amounts in the accompanying consolidated financial statements have been restated to reflect the retroactive application of the stock dividends.

FINANCIAL INSTRUMENTS

     Estimated fair values and carrying amounts of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                       1996                  1995
                                                -------------------   -------------------
                                                  FAIR     CARRYING     FAIR     CARRYING
                                                 VALUE      AMOUNT     VALUE      AMOUNT
                                                --------   --------   --------   --------
Long-term notes and interest receivable.......  $206,655   $203,514   $177,990   $176,356
                                                --------   --------   --------   --------
Debt..........................................  $369,907   $363,409   $350,534   $340,044
                                                --------   --------   --------   --------

     The fair value estimates were determined using discounted cash flow analyses. For long-term notes receivable, the discount rate was determined based upon similar instruments. The discount rate for fixed-rate debt was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Company's carrying value of its variable-rate debt approximates fair value. The carrying amount of short-term financial instruments (cash, trade receivables, accounts payable and accrued liabilities) approximates fair value due to the short maturity of those instruments. Credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NEWLY ISSUED ACCOUNTING STANDARD

     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and disclosing information about an entity's capital structure. The Company is required to adopt the provisions of SFAS 128 in 1997 and does not expect the adoption thereof to have a material effect on the Company's financial statements.

RECLASSIFICATIONS

     Certain reclassifications of 1995 and 1994 amounts have been made to conform with the 1996 presentation.

2.  SUBSEQUENT EVENTS:

     In January 1997, the Company purchased all of the assets of Word Records and Music ("Word") for approximately $120,000 in cash. The purchase price included approximately $40,000 of working capital, which is subject to certain adjustments. With annual sales of $90,000 to $100,000, Word is one of the largest contemporary Christian music companies in the world. The acquisition was financed through borrowings under the Company's revolving credit agreement and will be accounted for using the purchase method of accounting.

     In addition, during January 1997, the Company entered into a definitive agreement to sell its Tacoma-Seattle, Washington, television station, KSTW, for $160,000 in cash to Cox Broadcasting, Inc., which subsequently assigned its rights under the agreement to Paramount Stations Group, Inc. The transaction requires the approval of the Federal Communications Commission and will result in the recognition of a gain.

     In February 1997, the Company entered into an agreement with Westinghouse that provides for the acquisition by Westinghouse of substantially all of the assets and liabilities of the Company's cable networks segment (the "Westinghouse Merger"). The Company will be restructured immediately prior to the Westinghouse Merger so that all of the assets and liabilities relating to the Company's broadcasting and entertainment businesses, including all of the Company's long-term debt, will be held, directly or indirectly, by a separate wholly-owned subsidiary of the Company ("New GET"). New GET will then be spun off (the

"Spin-off") to the Company's stockholders, each of whom will receive one share of New GET common stock (the "Distribution") for every three shares of Class A or Class B Common Stock of the Company. Immediately prior to the Distribution, Westinghouse will transfer its 33% interest in CMT International to New GET. Immediately following the Distribution, the Westinghouse Merger will be consummated, which will result in the acquisition by Westinghouse of all of the Company's cable networks business (other than CMT International and Z Music). In the Westinghouse Merger the Company's stockholders will receive Westinghouse common stock with an aggregate value of $1,550,000 based upon a per share exchange ratio determined by reference to the market price of Westinghouse common stock at the time of the merger, subject to certain limits on the total number of shares to be issued. The Spin-off, Distribution, and Westinghouse Merger are expected to occur during 1997, subject to a number of conditions, including Company stockholder approval of the Westinghouse Merger and certain regulatory approvals, including an Internal Revenue Service ruling that the Distribution, Westinghouse Merger, and certain of the transactions comprising the restructuring will be tax-free transactions.

     The assets of New GET will include the Grand Ole Opry, the Opryland Hotel, the Opryland theme park, broadcasting operations comprised of Dallas CBS-affiliate television station KTVT, and three Nashville-based radio stations, as well as interests in country and Christian music publishing and recording with the Opryland Music Group and Word Records and Music. New GET's remaining cable networks operations will consist of CMT International and the management of Z Music. New GET is expected to be a publicly traded, NYSE-listed company.

     In March 1997, the Company entered into an agreement for a $50,000 line of credit with the agent bank in the Company's revolving credit agreement. The Company's interest rate options under the line of credit are the same as in the Company's revolving credit agreement, which is further described in note 7, and the line of credit matures in September 1997.

3.  ACQUISITIONS AND DIVESTITURES:

     In January 1996, the Company sold its Houston, Texas, television station, KHTV, to Tribune Broadcasting Company for $97,800, including certain working capital and other adjustments of approximately $4,300. The sale resulted in a pretax gain of $73,850, which is included in other gains (losses) in the consolidated statements of income. The sale of the television station included program rights of $32,235 and related program contracts payable of $23,766.

     In December 1995 and December 1994, the Company recorded pretax losses of $5,529 and $26,000, respectively, included in other gains (losses) in the consolidated statements of income, to reflect losses related to the January 1996 disposal of its 14% limited partnership interest in the Fiesta Texas theme park. The charges were based on the permanent impairment in the value of the investment and the Company's guarantee on certain indebtedness related to the original construction of Fiesta Texas. The Company paid $12,976 to transfer its partnership interest and related obligations to a subsidiary of USAA, the majority investor, in January 1996. In connection with the Company's termination of its interest in Fiesta Texas, the Company was released from the loan guarantee.

     Sinclair Broadcast Group, Inc. ("Sinclair") purchased the non-license assets of the Company's WVTV television station in Milwaukee, Wisconsin, in May 1994. Total proceeds from the sale of the non-license assets were $18,231, resulting in a pretax gain of $10,689, which is included in other gains (losses) in the 1994 consolidated statement of income. Sinclair retained an option to purchase the license assets of WVTV which it subsequently assigned to Glencairn, Ltd., which exercised the option and purchased the license assets in July 1995.

4.  DISCONTINUED OPERATIONS:

     On September 29, 1995, the Company completed the sale of the Systems to CCT Holdings Corp. ("CCTH"). Net proceeds, after a working capital adjustment of $5,512, consisted of $198,800 in cash and a 10-year note receivable with a face amount of $165,688. The note receivable and related accrued interest are included in long-term notes and interest receivable in the accompanying consolidated balance sheets in the amount of $176,138 and $155,658, for 1996 and 1995, respectively, net of a $15,000 discount in both years to reflect the note at fair value based upon financial instruments of comparable credit risk and interest rates. The note is currently classified as held to maturity and bears interest at an initial rate of 12% which increases to 15% in September 2000 and 2% each year thereafter with principal and interest payable at maturity in 2005. The Company recorded $20,479 and $4,970 of interest income related to the note receivable during 1996 and 1995, respectively. Immediately prior to the sale, the Company purchased the remaining 2.9% minority interest in the Systems for $10,585. In addition, the Company received the contractual right to 15% of the net distributable proceeds, as defined, from certain future asset sales by the buyer of the Systems. A significant stockholder and certain directors of the Company own, indirectly, less than a 5% interest in CCTH.

     The Company recorded a gain in 1995 on the sale of the Systems of $42,998, net of applicable income taxes of $30,824. The Systems have been accounted for as discontinued operations and, accordingly, the Systems' losses subsequent to the November 1993 measurement date, including interest expense on debt that can be specifically attributed to the Systems, were deferred and are reflected as a reduction in the gain on the sale of the Systems.

     Selected results of operations related to the Systems prior to their sale are summarized below for the period ended September 29, 1995 and the year ended December 31, 1994:

                                                                1995       1994
                                                              --------   --------
Revenues....................................................  $ 67,157   $ 85,200
                                                              ========   ========
Depreciation and amortization...............................  $ 39,178   $ 57,383
                                                              ========   ========
Interest expense............................................  $ 17,051   $ 19,728
                                                              ========   ========
Loss before income taxes....................................  $(29,344)  $(40,975)
Benefit for income taxes....................................     9,831     13,953
Loss deferred subsequent to measurement date................    19,513     27,022
                                                              --------   --------
          Net loss..........................................  $     --   $     --
                                                              ========   ========

     Net cash flows related to the Systems for the period ended September 29, 1995 and the year ended December 31, 1994 were:

                                                                1995       1994
                                                              --------   --------
Cash flows from operating activities:
  Net losses from discontinued operations...................  $(19,513)  $(27,022)
  Depreciation and amortization.............................    39,178     57,383
  Other, net................................................    (2,907)       634
                                                              --------   --------
          Net cash flows provided by operating activities...    16,758     30,995
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment, net..................   (12,924)   (21,625)
  Other, net................................................       (61)       151
                                                              --------   --------
          Net cash flows used in investing activities.......   (12,985)   (21,474)
                                                              --------   --------
Increase (decrease) in cash balance.........................     2,856     (1,340)
                                                              --------   --------
          Net cash flows....................................  $  6,629   $  8,181
                                                              ========   ========

5.  PROPERTY AND EQUIPMENT:

     Property and equipment at December 31 is recorded at cost and summarized as follows:

                                                                1996       1995
                                                              --------   --------
Land and improvements.......................................  $105,669   $100,715
Buildings...................................................   478,955    318,105
Furniture, fixtures, and equipment..........................   379,822    327,811
Construction in progress....................................     9,742    128,449
                                                              --------   --------
                                                               974,188    875,080
Accumulated depreciation....................................   333,869    303,529
                                                              --------   --------
Property and equipment, net.................................  $640,319   $571,551
                                                              ========   ========

     Depreciation expense for 1996, 1995, and 1994 was $42,101, $33,416, and $28,954, respectively. Capitalized interest for 1996, 1995, and 1994 was $3,383, $5,308, and $2,227, respectively.

6.  INCOME TAXES:

     The provision for income taxes for the years ended December 31 consisted of:

                                                             1996      1995      1994
                                                            -------   -------   -------
Current:
  Federal provision.......................................  $69,585   $37,768   $36,244
  State provision.........................................    1,845     3,861     1,721
                                                            -------   -------   -------
          Total current provision.........................   71,430    41,629    37,965
                                                            -------   -------   -------
Deferred:
  Federal provision (benefit).............................    1,771    (1,712)      442
  State provision.........................................      348     1,028     1,070
                                                            -------   -------   -------
          Total deferred provision (benefit)..............    2,119      (684)    1,512
                                                            -------   -------   -------
          Total provision for income taxes................  $73,549   $40,945   $39,477
                                                            =======   =======   =======

     The effective tax rate as applied to income from continuing operations for the years ended December 31 differed from the statutory federal rate due to the following:

                                                              1996    1995    1994
                                                              ----    ----    ----
Statutory federal rate......................................   35%     35%     35%
State taxes.................................................    2       3       1
Other items, net............................................   (1)      1       3
                                                              ---     ---     ---
                                                               36%     39%     39%
                                                              ===     ===     ===

     The components of the net deferred tax liability as of December 31 were:

                                                                1996       1995
                                                              --------   --------
Deferred tax assets:
  Amortization..............................................  $ 11,861   $ 10,850
  Accounting reserves and accruals..........................    16,827     26,537
  Other, net................................................     3,810     10,740
                                                              --------   --------
          Total deferred tax assets.........................    32,498     48,127
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................    43,916     36,658
  Accounting reserves and accruals..........................   106,529    128,830
                                                              --------   --------
          Total deferred tax liabilities....................   150,445    165,488
                                                              --------   --------
Net deferred tax liability..................................  $117,947   $117,361
                                                              ========   ========

     Provision is made for deferred federal and state income taxes in recognition of certain temporary differences in reporting items of income and expense for financial statement purposes and income tax purposes. During 1995, the Company reached settlements of routine Internal Revenue Service audits of the Company's 1987-1990 tax returns. These settlements had no material impact on the Company's financial position or results of operations.

     Cash payments for income taxes were approximately $83,400, $95,700 (including payments related to the sale of the Systems of approximately $84,400), and $26,300 in 1996, 1995 and 1994, respectively.

7.  LONG-TERM DEBT:

     Long-term debt at December 31 consisted of:

                                                                1996       1995
                                                              --------   --------
Revolving credit agreement..................................  $209,042   $147,596
Senior Notes................................................   120,000    150,000
Term Loan...................................................    28,000     35,000
Other.......................................................     6,367      7,448
                                                              --------   --------
                                                               363,409    340,044
Less amounts due in one year................................    37,350     37,400
                                                              --------   --------
                                                              $326,059   $302,644
                                                              ========   ========

     Annual maturities of long-term debt are as follows:

1997........................................................  $ 37,350
1998........................................................    37,000
1999........................................................    37,000
2000........................................................   246,042
2001........................................................        --
Years thereafter............................................     6,017
                                                              --------
                                                              $363,409
                                                              ========

     The Company's unsecured revolving credit agreement ("Revolver") was amended in 1995 to provide for an unsecured revolving loan of up to $400,000 until its expiration on December 31, 2000. According to the Revolver's terms, at the time borrowings are made, the Company may elect an interest rate of the prime rate or LIBOR plus 0.5% to 1.0%, depending on certain of the Company's financial ratios. At December 31, 1996, the Company's borrowing rate under the Revolver was LIBOR plus 0.5%. Additionally, the Company is required to pay annual commitment fees based on 0.25% or 0.1875% of the average daily unused portion of the total commitment available as determined by certain of the Company's financial ratios. The weighted average interest rates for borrowings under the Revolver for 1996, 1995 and 1994 were 6.4%, 7.3% and 5.6%, respectively.

     On February 5, 1993, the Company entered into an agreement for a $35,000 term loan ("Term Loan") with the agent bank in the Revolver. The proceeds from the Term Loan were used to reduce the Company's indebtedness under the Revolver. The Company's interest rate options are the same as under the Revolver. At December 31, 1996, the Company's effective borrowing rate under the Term Loan was LIBOR plus 0.5%. The Term Loan requires annual principal payments of $7,000. The weighted average interest rates for the borrowings under the Term Loan for 1996, 1995 and 1994 were 6.1%, 6.8% and 5.2%, respectively.

     The terms and conditions of the Revolver and Term Loan include, among other restrictions, mandatory commitment reductions in the event of the sale of certain Company assets that results in proceeds in excess of specified amounts, limitations on the amount of dividends paid and treasury stock purchases, and maintenance of certain financial ratios.

     On February 1, 1993, the Company issued $150,000 of 7.19% fixed-rate senior notes ("Senior Notes") to a group of institutional investors. The proceeds from the Senior Notes were used to reduce the Company's indebtedness under the Revolver. The Senior Notes require annual principal payments of $30,000.

     The terms and conditions of the Senior Notes include, among other restrictions, certain restrictions on sales of Company assets, limitations relating to the payment of dividends and treasury stock purchases, and maintenance of certain financial ratios.

     At December 31, 1996, the Company was in compliance with all financial covenants under the Revolver, the Term Loan and the Senior Notes.

     Accrued interest payable for 1996 and 1995 was $4,500 and $5,526, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Cash paid for interest for 1996, 1995 and 1994, excluding amounts capitalized, was $20,564, $21,110 and $20,785, respectively.

8.  COMMON STOCK:

     Holders of Class A common stock and Class B common stock are entitled to one vote per share and five votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock, and such converted shares of Class B common stock may not be reissued.

     A 5% stock dividend was paid by the Company in both 1996 and 1995, subject to which retained earnings were reduced by $125,078 and $70,187, respectively. Approximately 4,742,000 and 4,519,000 additional shares of the Company's common stock were issued in 1996 and 1995, respectively, as a result of the stock dividends. Income per share and dividends per share in the consolidated financial statements have been restated to reflect the retroactive applications of the stock dividends.

     At December 31, 1995, treasury stock consisted of 3,110,000 shares of Class B common stock. In August 1996, the Company's Board of Directors retired the Class B common shares held in treasury. The cost of the treasury stock in excess of par value was charged to additional paid-in capital. In October 1996, the Company's Board of Directors authorized the repurchase of up to $100,000 of the Company's outstanding Class A common stock over the next three years. The authorization includes both open market purchases and private transactions and the amount, timing, and pricing of any repurchases is at management's discretion. Subsequent to October 1996, the Company purchased 300,300 shares of its Class A common stock which is held in treasury at December 31, 1996.

     On March 17, 1994, the Company consummated the sale of 3,021,083 shares of its Class A common stock. As part of this transaction, 4,425,167 shares of Class B common stock were sold by existing stockholders. The shares of Class B common stock were converted to Class A common stock upon their sale. The Company's net proceeds as a result of the sale of its stock were $74,738 which were utilized to reduce the Company's indebtedness.

9.  STOCK PLANS:

     At December 31, 1996 and 1995, 2,864,184 and 2,779,265 shares, respectively, of Class A common stock were reserved for future issuance pursuant to the exercise of stock options under existing stock option and incentive plans for directors and key employees. Under the terms of these plans, stock options are generally granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. Stock options granted to non-employee directors are exercisable one year from the date of grant, while options granted to employees generally are not exercisable for two to three years from the date of grant. The Company accounts for these plans under APB Opinion No. 25 under which no compensation expense for employee stock options has been recognized. In addition, based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that any compensation cost under SFAS 123 attributable to options granted is immaterial. During 1996 and 1995, the number and exercise prices of all options outstanding were adjusted to recognize the effect of the stock dividends discussed in Note 8. The stock dividend adjustments resulted in an increase in the number of stock options and a reduction of the exercise prices.

     The plans also provide for the award of restricted stock, 332,523 and 183,497 shares of which were outstanding at December 31, 1996 and 1995, respectively. The restricted shares issued in 1996 and 1995 have certain variable terms concerning the number of shares that will vest at the end of a three-year period based upon defined performance measures. The market value at date of grant of these restricted shares is reflected as unearned compensation as a separate component of stockholders' equity. Unearned compensation is amortized over the three-year vesting period.

     Stock option awards available for future grant under the stock plans at December 31, 1996 and 1995 were 1,799,873 and 2,204,647 shares of Class A common stock, respectively. Stock option transactions under the plans are summarized as follows:

                                            1996                    1995                    1994
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                     NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                    OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year............................  2,779,265    $12.98     2,513,131    $11.77     2,487,489    $11.51
Granted...........................    286,612     25.09       321,047     22.72        84,867     22.66
Exercised.........................   (128,614)    10.57       (13,781)     9.30       (27,563)     9.30
Canceled..........................    (73,079)    23.38       (41,132)    16.60       (31,662)    22.82
                                    ---------    ------     ---------    ------     ---------    ------
Outstanding at end of year........  2,864,184    $14.03     2,779,265    $12.98     2,513,131    $11.77
                                    =========    ======     =========    ======     =========    ======
Exercisable at end of year........  2,329,297    $11.96     1,535,703    $10.25     1,047,372    $ 9.86
                                    =========    ======     =========    ======     =========    ======

     A summary of stock options outstanding as of December 31, 1996 is as follows:

                                                                                               WEIGHTED
                                                                       OPTION      WEIGHTED     AVERAGE
                                                                      EXERCISE     AVERAGE     REMAINING
                                           NUMBER                      PRICE       EXERCISE   CONTRACTUAL
                                          OF SHARES   EXERCISABLE      RANGE        PRICE        LIFE
                                          ---------   -----------   ------------   --------   -----------
                                          1,686,825    1,686,825    $       9.30    $ 9.30     4.8 years
                                            918,047      616,222     16.21-23.81     19.60     6.9 years
                                            259,312       26,250     24.63-25.75     25.10     9.2 years
                                          ---------    ---------    ------------    ------     ---------
Outstanding at end of year..............  2,864,184    2,329,297    $ 9.30-25.75    $14.03     5.9 years
                                          =========    =========    ============    ======     =========

10.  SIGNIFICANT BUSINESS RELATIONSHIP:

     Group W Satellite Communications, Inc. ("Group W"), a subsidiary of Westinghouse, is primarily responsible for promoting, marketing and selling advertising time on TNN and CMT, marketing TNN and CMT to cable operators, and providing a satellite transponder to deliver TNN programming to cable systems.

In addition, an affiliate of Group W owns 33% of CMT. Group W receives a commission of 33% of TNN's gross receipts, net of agency commissions, and a commission of 10% of CMT's gross receipts, net of agency commissions, up to a current maximum of $3,800 annually with regard to CMT, for its services. Group W commissions under these agreements were approximately $86,600, $73,700 and $65,900 in 1996, 1995 and 1994, respectively. Commissions payable to Group W at December 31, 1996 and 1995, were approximately $15,300 and $15,100, respectively, and are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

11.  COMMITMENTS AND CONTINGENCIES:

     Rental expense was $11,771, $8,965 and $9,067 for 1996, 1995 and 1994,
respectively. Future minimum lease commitments under all noncancelable operating leases in effect as of December 31, 1996 are as follows:

1997........................................................  $ 15,418
1998........................................................    16,944
1999........................................................    16,740
2000........................................................    17,065
2001........................................................     6,973
Years thereafter............................................    60,193
                                                              --------
          Total.............................................  $133,333
                                                              ========

     The Company is involved in certain legal actions and claims on a variety of matters. It is the opinion of management that such legal actions will not have a material effect on the results of operations, financial condition or liquidity of the Company.

12.  RETIREMENT PLANS:

     The Company has a noncontributory defined benefit pension plan in which substantially all of its employees are eligible to participate upon meeting the pension plan's participation requirements. The benefits are based on years of service and compensation levels. The funding policy of the Company is to contribute annually an amount which equals or exceeds the minimum required by applicable law.

     The following table sets forth the funded status at December 31:

                                                               1996      1995
                                                              -------   -------
Actuarial present value of accumulated benefit obligation,
  including vested benefits of $30,936 and $29,954,
  respectively..............................................  $31,708   $30,875
                                                              =======   =======
Projected benefit obligation................................  $36,601   $35,347
Plan assets at fair value...................................   34,084    31,647
                                                              -------   -------
          Projected benefit obligation in excess of plan
             assets.........................................   (2,517)   (3,700)
Unrecognized net loss.......................................    3,730     6,947
Prior service cost not yet recognized.......................       79       111
                                                              -------   -------
          Prepaid pension cost..............................  $ 1,292   $ 3,358
                                                              =======   =======

     Net pension expense included the following components for the years ended December 31:

                                                           1996      1995      1994
                                                          -------   -------   -------
Service cost............................................  $ 1,827   $ 1,479   $ 1,252
Interest cost...........................................    2,550     2,381     2,055
Actual return on plan assets............................   (4,377)   (6,431)      (19)
Net deferral and amortization...........................    2,523     4,934    (1,591)
                                                          -------   -------   -------
          Total net pension expense.....................  $ 2,523   $ 2,363   $ 1,697
                                                          =======   =======   =======

     The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4%, respectively, in both 1996 and 1995. The expected long-term rate of return on plan assets was 8% in both 1996 and 1995.

     The Company also has contributory retirement savings plans in which substantially all employees are eligible to participate. The Company contributed an amount equal to the lesser of one-half of the amount of the employee's contribution or 3% of the employee's salary. Company contributions under the retirement savings plans were $2,055, $1,929 and $1,811 for 1996, 1995 and 1994, respectively.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. The Company contributes toward the cost of health insurance benefits and contributes the full cost of providing life insurance benefits. In order to be eligible for these postretirement benefits, an employee must retire after attainment of age 55 and completion of 15 years of service, or attainment of age 65 and completion of 10 years of service.

     Generally, for employees who retired prior to January 1, 1993 and who met the other age and service requirements, the Company contributes 100% of the employee and spouse's health care premium, and provides a life insurance benefit of 100% of pay up to $50. For employees retiring on or after January 1, 1993 and who meet the other age and service requirements, the Company contributes from 50% to 90% of the health care premium based on years of service, 50% of the health care premium for the spouses of eligible retirees regardless of service, and provides a life insurance benefit of $12.

     The following table reconciles the funded status of the plans to the accrued postretirement liability as reflected in other liabilities in the accompanying consolidated balance sheets at December 31:

                                                               1996      1995
                                                              -------   -------
Retirees....................................................  $ 5,271   $ 5,215
Other fully eligible participants...........................    2,266     1,997
Other active participants...................................   10,621     9,078
Unrecognized actuarial gain.................................    1,618     1,573
                                                              -------   -------
          Accrued postretirement cost.......................  $19,776   $17,863
                                                              =======   =======

     Net postretirement benefit expense for the years ended December 31 included the following components:

                                                               1996     1995
                                                              ------   ------
Service cost................................................  $1,174   $1,045
Interest cost...............................................   1,185    1,142
                                                              ------   ------
          Net postretirement benefit expense................  $2,359   $2,187
                                                              ======   ======

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for 1996. The health care cost trend is projected to decline by 1% in 1997 and every two years thereafter to an ultimate level trend rate of 6% per year in 2001. The health care cost trend rates are not applicable to the life insurance benefit plan. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1% increase in the assumed health care cost trend rate each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately 14% and the aggregate of the service and interest cost components of net postretirement insurance plans would increase approximately 16%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in both 1996 and 1995.

14.  FINANCIAL REPORTING BY BUSINESS SEGMENTS:

     The following reflects the Company's revenues, operating income, depreciation and amortization, capital expenditures and identifiable assets by business segment for the years ended or as of December 31:

                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Revenues:
  Entertainment................................  $  330,540    $  294,241    $  289,769
  Cable networks...............................     331,767       282,647       243,899
  Broadcasting.................................      84,851       130,572       154,263
                                                 ----------    ----------    ----------
          Total................................  $  747,158    $  707,460    $  687,931
                                                 ==========    ==========    ==========
Operating income:
  Entertainment................................  $   37,466    $   34,471    $   29,628
  Cable networks...............................      76,661        67,907        57,931
  Broadcasting.................................      15,480         9,427        30,899
                                                 ----------    ----------    ----------
          Total................................  $  129,607    $  111,805    $  118,458
                                                 ==========    ==========    ==========
Depreciation and amortization:
  Entertainment................................  $   31,243    $   23,737    $   20,884
  Cable networks...............................      13,548        10,399         8,394
  Broadcasting.................................       4,065         3,950         3,668
                                                 ----------    ----------    ----------
          Total................................  $   48,856    $   38,086    $   32,946
                                                 ==========    ==========    ==========
Capital expenditures:
  Entertainment................................  $   89,584    $  149,689    $  126,839
  Cable networks...............................      21,522        17,229         9,526
  Broadcasting.................................       4,436         8,307         3,649
                                                 ----------    ----------    ----------
          Total................................  $  115,542    $  175,225    $  140,014
                                                 ==========    ==========    ==========
Identifiable assets:
  Entertainment................................  $  658,092    $  576,900    $  452,034
  Cable networks...............................     208,482       174,931       147,948
  Broadcasting.................................      73,000       120,301       146,490
  Corporate and other..........................     242,674       223,680        54,685
  Net assets of discontinued operations........          --            --       214,649
                                                 ----------    ----------    ----------
          Total................................  $1,182,248    $1,095,812    $1,015,806
                                                 ==========    ==========    ==========

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
1996
Revenues........................................  $138,857    $209,280    $205,011    $194,010
                                                  ========    ========    ========    ========
Depreciation and amortization...................  $  8,635    $ 12,651    $ 13,942    $ 13,628
                                                  ========    ========    ========    ========
Operating income................................  $ 13,729    $ 42,923    $ 31,452    $ 41,503
                                                  ========    ========    ========    ========
Net income......................................  $ 54,378    $ 28,908    $ 20,433    $ 27,446
                                                  ========    ========    ========    ========
Net income per share............................  $   0.56    $   0.30    $   0.21    $   0.28
                                                  ========    ========    ========    ========

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
1995
Revenues........................................  $140,548    $197,064    $195,170    $174,678
                                                  ========    ========    ========    ========
Depreciation and amortization...................  $  7,423    $  9,932    $ 10,662    $ 10,069
                                                  ========    ========    ========    ========
Operating income................................  $ 16,853    $ 37,215    $ 18,840    $ 38,897
                                                  ========    ========    ========    ========
Income from continuing operations...............  $  9,602    $ 22,036    $ 11,389    $ 22,380
Discontinued operations, net of taxes...........        --          --      42,998          --
                                                  --------    --------    --------    --------
          Net income............................  $  9,602    $ 22,036    $ 54,387    $ 22,380
                                                  ========    ========    ========    ========
Income from continuing operations per share.....  $   0.10    $   0.23    $   0.12    $   0.23
Discontinued operations per share...............        --          --        0.44          --
                                                  --------    --------    --------    --------
          Net income per share..................  $   0.10    $   0.23    $   0.56    $   0.23
                                                  ========    ========    ========    ========

     Certain of the Company's businesses are subject to seasonal fluctuations. In general, lower revenues and operating income are generated in the first quarter, which is the off-peak season for the Company's entertainment and tourism properties. The Opryland theme park produces most of its revenues in the summer months. Revenues from the Company's broadcasting segment have also been weakest in the first quarter and strongest in the second and fourth quarters.

     In the first quarter of 1996, the Company recorded a pretax gain of $73,850 due to the sale of KHTV television station. In the fourth quarter of 1995, the Company recorded a pretax loss of $5,529 resulting from the disposal of its Fiesta Texas limited partnership interest. During the third quarter of 1995, the Company recorded an after-tax gain of $42,998 related to the disposal of the Systems, which had been accounted for as discontinued operations, as well as a write-down of television program rights of $13,302.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers and directors of the Company as of date hereof. All officers serve at the discretion of the Board of Directors.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Edward L. Gaylord.........................  77     Chairman of the Board
E. K. Gaylord II..........................  39     Vice-Chairman of the Board
Earl W. Wendell...........................  69     Director, President and Chief Executive Officer
Terry E. London...........................  47     Executive Vice President, Chief Operating Officer,
                                                     and Chief Financial and Administrative Officer
Michael J. Dimond.........................  56     Senior Vice President (Marketing)
Alan E. Hall..............................  45     Vice President (Corporate Communications)
David Hall................................  47     Vice President (Cable Networks
                                                     and Broadcasting)
Jack J. Vaughn............................  59     Vice President (Hospitality and Attractions)
F. M. Wentworth, Jr.......................  52     Senior Vice President, Secretary and
                                                     General Counsel
Martin C. Dickinson.......................  61     Director
Christine Gaylord Everest.................  45     Director
Joe M. Rodgers............................  63     Director
Glenn M. Stinchcomb.......................  69     Director

     The following is additional information with respect to the above-named executive officers and directors.

     Mr. Edward L. Gaylord, the son of one of the founders of the Company, served as President and Chief Executive Officer of the Company from 1974 until October 1991, and has served as Chairman of the Board of the Company since October 1991. Mr. Gaylord has been a director of the Company since 1946. Mr. Gaylord is currently the chairman, chief executive officer, and a director of OPUBCO. Mr. Gaylord is active in numerous civic and charitable organizations, and is (among others) chairman of the Oklahoma Industries Authority, director and past president (ten years) of the State Fair of Oklahoma, chairman and director of The Oklahoma Medical Research Foundation and chairman and director of the National Cowboy Hall of Fame & Western Heritage Center. Mr. Gaylord is the father of Mr. E. K. Gaylord II and Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

     Mr. E. K. Gaylord II has served as Vice-Chairman of the Board of the Company since May 1996 and as a director since 1977. From 1989 until October 1991, Mr. Gaylord served as Vice President of the Company. Mr. Gaylord has been the president of OPUBCO since June 1994 and is a director of OPUBCO. He served as executive vice president and assistant secretary of OPUBCO from June 1993 until June 1994 and as vice president and assistant secretary from 1991 until 1993. He also owns and operates the Lazy E Ranch in Guthrie, Oklahoma. Mr. Gaylord is a director of the National Cowboy Hall of Fame & Western Heritage Center and is also a director of Bass GEC Management Company. Mr. Gaylord is the son of Mr. Edward L. Gaylord and the brother of Mrs. Christine Gaylord Everest, both of whom are directors of the Company.

     Mr. Wendell has served as President and Chief Executive Officer of the Company since October 1991, as President and Chief Executive Officer of Opryland USA Inc since its formation in 1983, and has been employed by the Opryland USA businesses since 1950. Mr. Wendell has been a director of the Company since 1985. Mr. Wendell also serves as a director of SunTrust Bank, Nashville, N.A., and as vice president and director of the Country Music Association.

     Mr. London has served as Executive Vice President and Chief Operating Officer since March 1997 and as Senior Vice President and Chief Financial and Administrative Officer since September 1993. He served as Vice President and Chief Financial Officer of the Company from October 1991 until September 1993, as Assistant Treasurer and Assistant Secretary of the Company from 1981 to October 1991, and has been employed by the Company since 1978. Mr. London is a certified public accountant.

     Mr. Dimond is the Company's executive officer responsible for marketing the Opryland Hotel, the Opryland theme park and certain other properties included in the Company's entertainment segment. He has served as Senior Vice President of the Company since September 1993. He served as Vice President of the Company from August 1992 until September 1993. From 1988 to August 1992, Mr. Dimond served as vice president of marketing at the Broadmoor Hotel in Colorado Springs, Colorado.

     Mr. Alan Hall is the Company's executive officer responsible for corporate communications. He has served as Vice President of the Company since October 1993. From June 1989 to October 1993, he served as vice president of public relations for Ericson Marketing Communications.

     Mr. David Hall is the Company's executive officer responsible for its cable networks and broadcasting operations. He has served as Vice President of the Company since December 1996. From July 1993 through December 1996, he served as Senior Vice President of the Company's cable networks, and from 1983 through 1993 as General Manager for TNN. He has been employed by the Opryland USA businesses since 1971.

     Mr. Vaughn is the Company's executive officer in charge of the Opryland Hotel, the Opryland theme park and certain other properties included in the Company's entertainment segment. He has served as Vice President of the Company since October 1991, and was the General Manager of the Opryland Hotel from 1975 to 1993. He has been a member and served on committees of the American Hotel and Motel Association since 1972. Mr. Vaughn was elected World Hotelier of the Year by Hotels International Magazine in 1990.

     Mr. Wentworth has served as Senior Vice President, Secretary and General Counsel of the Company since September 1993. He served as Secretary and General Counsel of the Company from October 1991 until September 1993, as General Counsel and Secretary of Opryland USA Inc since 1983, and has been employed by the Opryland USA businesses since 1966.

     Mr. Dickinson has been a director of the Company since 1974. He is a retired officer of Scripps Bank in La Jolla, California and has been a director of the bank since 1990. Mr. Dickinson is also a director of OPUBCO.

     Mrs. Everest has been a director of the Company since 1976. She has served as vice president of OPUBCO since June 1996, as secretary of OPUBCO since June 1994, and as senior assistant secretary of OPUBCO from October 1991 until June 1994. Mrs. Everest is also a director of OPUBCO. From 1989 to October 1991, Mrs. Everest was Senior Assistant Secretary of the Company. Mrs. Everest is the daughter of Mr. Edward L. Gaylord and the sister of Mr. E. K. Gaylord II, both of whom are directors of the Company.

     Mr. Rodgers has been a director of the Company since 1991. He is chairman of The JMR Group, a private investment company specializing in merchant and investment banking. Mr. Rodgers served as chairman of the board and chief executive officer of Berlitz International, Inc., a foreign language services company, from December 1991 to February 1993. From 1985 to 1989, Mr. Rodgers served as United States Ambassador to France. Mr. Rodgers is also a director of AMR Corporation/American Airlines, Inc.; American Constructors, Inc.; Gryphon Holdings, Inc.; Lafarge Corporation; SunTrust Bank, Nashville, N.A.; Thomas Nelson, Inc.; Tractor Supply Company; and Willis Corroon Group, plc.

     Mr. Stinchcomb has been a director of the Company since 1977. He was vice president and treasurer of OPUBCO from October 1991 to July 1995. Mr. Stinchcomb was Chief Financial Officer and Treasurer of the Company from 1974 to 1991, and Vice President of the Company from 1986 to 1991. Mr. Stinchcomb is also a director of Western Pacific Airlines, Inc. and Charter Communications, Inc.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors, and greater than ten percent stockholders are required by federal securities regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms, or written representations from certain reporting persons furnished to the Company, the Company believes that its officers, directors and greater than ten percent beneficial owners were in compliance with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of Earl W. Wendell, the President and Chief Executive Officer of the Company, the other four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996, and Tom Griscom, who retired in December 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                              COMPENSATION AWARDS
                                                            -----------------------
                                      ANNUAL COMPENSATION   RESTRICTED   SECURITIES
          NAME AND                    -------------------     STOCK      UNDERLYING      ALL OTHER
     PRINCIPAL POSITION        YEAR    SALARY     BONUS     AWARDS(1)     OPTIONS     COMPENSATION(2)
     ------------------        ----   --------   --------   ----------   ----------   ---------------
Earl W. Wendell..............  1996   $654,000   $ 292,730   $338,625      52,500         $38,103
  President and CEO            1995    654,000     286,256    306,000      55,125          33,032
                               1994    627,123(3)  260,400        -0-         -0-          25,752
Edward L. Gaylord............  1996    510,000         -0-        -0-         -0-             -0-
  Chairman of the Board        1995    510,000         -0-        -0-         -0-             -0-
                               1994    510,000(3)      -0-        -0-         -0-             -0-
Jack J. Vaughn...............  1996    364,000     195,723    148,120      21,000          24,280
  Vice President               1995    364,000     203,767    133,863      22,050          19,973
                               1994    336,939     105,000        -0-         -0-          11,942
Terry E. London(4)...........  1996    312,000     194,683     84,643      14,175          15,892
  Executive Vice President,    1995    312,000     117,312     76,488      14,883          14,058
  Chief Operating Officer,     1994    295,810      83,610        -0-         -0-           8,800
  and Chief Financial and
  Administrative Officer
David Hall(5)................  1996    305,000     182,040    105,785      18,375          22,601
  Vice President               1995    300,000     218,610     95,593      19,293          21,215
                               1994    242,729     238,430        -0-         -0-           9,804
Tom Griscom(6)...............  1996    333,667     222,156    148,120      21,000          19,937
  Former Vice President        1995    364,000     134,862    133,863      22,050          22,541
                               1994    335,652     350,033        -0-         -0-          10,127

---------------

(1) Awards of shares of restricted Class A Common Stock (the "Performance Shares") were made in 1996 and 1995 to the Named Executive Officers other than Mr. Gaylord. Provided that the Named Executive Officer remains employed by the Company, restrictions on the Performance Shares lapse on the third anniversary of the date of grant based on the extent to which the Company attains certain pre-determined cumulative earnings per share targets. Persons holding Performance Shares are entitled to dividends and voting rights from the date of grant. The numbers of Performance Shares awarded to Messrs. Wendell,

    Vaughn, London, Hall, and Griscom in each of 1996 and 1995 were 13,230, 5,787, 3,307, 4,133, and 5,787, respectively. The values of these awards as shown in the table are based on per share prices of $25.60 and $23.13, the closing market prices of the Class A Common Stock as reported on the New York Stock Exchange ("NYSE") on the respective dates of the awards. Based on the closing market price of the Class A Common Stock of $22.875 as reported on the NYSE on December 31, 1996, the aggregate values of the 1996 and 1995 awards to Messrs. Wendell, Vaughn, London, Hall and Griscom were $605,273, $264,755, $151,295, $189,085, and $0 (forfeited upon retirement), respectively.
(2) Includes contributions by the Company to the supplemental deferred compensation plan (the "SUDCOMP Plan"), and to the Company's 401(k) Savings Plan ("401(k) Plan"), and premiums paid by the Company for term life insurance provided for the benefit of the Named Executive Officer. Mr. Gaylord is not a participant in the SUDCOMP Plan or 401(k) Plan nor does he receive life insurance benefits from the Company. The Company's contributions to the SUDCOMP Plan, the 401(k) Plan, and payments on behalf of the Named Executive Officers for group term life insurance are reflected below.

                                                                             GROUP
                                                                           TERM LIFE      TOTAL
                                                                           INSURANCE    ALL OTHER
    NAME                                         YEAR   SUDCOMP   401(K)   PREMIUMS    COMPENSATION
    ----                                         ----   -------   ------   ---------   ------------
    Earl W. Wendell............................  1996  $24,748    $4,455    $8,900       $38,103
                                                 1995   21,701     4,304     7,027        33,032
                                                 1994   21,026     4,620       106        25,752
    Jack J. Vaughn.............................  1996   11,721     4,500     8,059        24,280
                                                 1995    9,443     4,152     6,378        19,973
                                                 1994    7,166     4,620       156        11,942
    Terry E. London............................  1996    4,484     4,500     6,908        15,892
                                                 1995    4,086     4,500     5,472        14,058
                                                 1994    4,042     4,620       138         8,800
    David Hall.................................  1996   11,459     4,500     6,642        22,601
                                                 1995   11,451     4,500     5,264        21,215
                                                 1994    5,028     4,620       156         9,804
    Tom Griscom................................  1996   10,035     4,500     5,402        19,937
                                                 1995   13,765     4,500     4,276        22,541
                                                 1994    5,401     4,620       106        10,127

---------------

(3) Includes fees for services as a director of $30,000.
(4) Mr. London became Executive Vice President and Chief Operating Officer of the Company on March 3, 1997.
(5) Mr. Hall became a Vice President of the Company on December 1, 1996.
(6) Mr. Griscom retired on December 1, 1996. Performance Shares and stock options awarded to Mr. Griscom in 1996 and 1995 were forfeited upon his retirement.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table summarizes the terms of stock options granted to each of the Named Executive Officers during 1996. All of the options referred to in the table below are nonqualified stock options granted pursuant to the Company's 1993 Stock Option and Incentive Plan (the "1993 Stock Plan") at the fair market value on the date of grant (determined as the closing sale price on the NYSE of the Company's Class A Common Stock on the trading day preceding the grant) and are for the purchase of the Company's Class A Common Stock. No stock appreciation rights have ever been granted by the Company.

                                               INDIVIDUAL GRANTS
                           ---------------------------------------------------------
                                          PERCENT OF                                   POTENTIAL REALIZABLE VALUE
                           NUMBER OF     TOTAL OPTIONS                                    AT ASSUMED RATES OF
                           SECURITIES     GRANTED TO                                    STOCK PRICE APPRECIATION
                           UNDERLYING    EMPLOYEES IN                                       FOR OPTION TERM
                            OPTIONS         FISCAL       EXERCISE PRICE   EXPIRATION   --------------------------
NAME                       GRANTED(#)       YEAR(%)           ($)            DATE        5%($)          10%($)
----                       ----------    -------------   --------------   ----------   ----------    ------------
Earl W. Wendell..........    52,500(1)       20.53           25.00          2/23/06       825,424       2,091,787
Edward L. Gaylord........       -0-             --              --               --            --              --
Jack J. Vaughn...........    21,000(1)        8.21           25.00          2/23/06       330,170         836,715
Terry E. London..........    14,175(1)        5.54           25.00          2/23/06       222,865         564,782
David Hall...............    18,375(1)        7.18           25.00          2/23/06       288,898         732,125
Tom Griscom..............    21,000(2)        8.21           25.00               (2)           (2)             (2)

---------------

(1) None of the options granted to Messrs. Wendell, Vaughn, London, and Hall vest and become exercisable until the second anniversary of the date of grant, or February 23, 1998. The options then vest and become exercisable in 25% increments on each of February 23, 1998, 1999, 2000, and 2001.
(2) Options granted to Mr. Griscom in 1996 were forfeited upon his retirement on December 1, 1996.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FIVE YEAR END OPTION VALUES

     The following table summarizes, for each of the Named Executive Officers, the shares acquired upon the exercise of stock options during 1996, the value realized on exercise, and the total number of unexercised stock options and the aggregate dollar value of in-the-money unexercised stock options held at December 31, 1996. All of the stock options referenced below are for Class A Common Stock and were awarded pursuant to either the 1993 Stock Plan or the Company's 1991 Stock Option and Incentive Plan (collectively, the "Stock Plans"). The values of the unexercised stock options reflected in the table below may not be realized in the event that the underlying options are not, for whatever reason, ever exercisable or exercised. Furthermore, actual gains, if any, upon exercise of such stock options will depend on the value of the Class A Common Stock as of the date of exercise, which value may be different than those reflected in the following table.

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                               SHARES                       OPTIONS AT FY-END(#)         OPTIONS AT FY-END($)(1)
                             ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                         EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         -----------   -----------   -----------   -------------   -----------   -------------
Earl W. Wendell............        --             --       882,000        107,625      11,975,750              -0-
Edward L. Gaylord..........        --             --       132,300            -0-       1,796,363              -0-
Jack J. Vaughn.............        --             --       132,300         43,050       1,796,363              -0-
Terry E. London............        --             --       132,300         29,058       1,796,363              -0-
David Hall.................        --             --        55,125         37,668         748,484              -0-
Tom Griscom................    13,781        144,052           -0-            -0-             -0-              -0-

---------------

(1) The aggregate dollar value of the options held at fiscal year-end are calculated as the difference between the fair market value of the Class A Common Stock ($22.875 as reported on the NYSE on December 31, 1996) and the exercise price of the stock options.

                                RETIREMENT PLAN

     The following table shows the estimated annual pension payable pursuant to the Company's defined benefit pension plan (the "Retirement Plan") upon retirement to employees in specified remuneration and years-of-service classifications. The amounts shown in the table do not include benefits payable from Social Security. The amount of estimated annual pension is based upon a pension formula which applies to all participants in the Retirement Plan. The estimated amounts are based on the assumption that (i) payments under the Retirement Plan will commence upon retirement at age 65 in 1996 in the form of a single life only annuity, (ii) covered compensation is $27,576, and (iii) the Retirement Plan will continue in force in its present form.

                                   PENSION PLAN TABLE
----------------------------------------------------------------------------------------
          ESTIMATED FIVE-              ESTIMATED ANNUAL PENSION PLAN BENEFIT
PAY AT      YEAR FINAL                       EXCLUDING SOCIAL SECURITY
  AGE         AVERAGE       ------------------------------------------------------------
 65(1)    COMPENSATION(2)                         YEARS OF SERVICE
-------   ---------------   ------------------------------------------------------------
                              10       15       20       25       30       35       40
                            ------   ------   ------   ------   ------   ------   ------
 50,000        45,000        4,845    7,268    9,690   12,113   14,536   16,958   20,333
 75,000        67,500        8,220   12,330   16,440   20,551   24,661   28,771   33,833
100,000        90,000       11,595   17,393   23,190   28,988   34,786   40,583   47,333
125,000       112,500       14,970   22,455   29,940   37,426   44,911   52,396   60,833
150,000       135,000       18,345   27,518   36,690   45,863   55,036   64,208   74,333

---------------

(1) The maximum annual compensation that can be recognized in a qualified retirement plan is $150,000 in 1996 (Code Section 401(a)(17)).
(2) Estimated five-year final average compensation is based on 90% of pay at age 65.

     Employees of the Company and certain of its subsidiaries who have attained age 21 and completed one year of service with more than 1,000 hours of service are eligible to participate in the Retirement Plan. The normal retirement benefit payable to a vested participant upon retirement at age 65 is equal to the sum of:

          (i) 0.85% of the participant's Average Annual Compensation multiplied by his or her number of years of Benefit Accrual Service, as defined in the Retirement Plan, not in excess of 35 years;

          (ii) 0.65% of the excess, if any, of the participant's Average Annual Compensation over Covered Compensation multiplied by his or her years of Benefit Accrual Service not in excess of 35 years; and

          (iii) 1.5% of the participant's Average Annual Compensation multiplied by his or her number of years of Benefit Accrual Service in excess of 35 years.

     The normal form of benefit is calculated in the form of a life only annuity payable monthly. The participant may elect alternative forms of payment pursuant to the provisions of the Retirement Plan.

     Average Annual Compensation is defined as the average of "includable compensation" for the five consecutive years in which earnings were the highest within the last ten years of benefit service. Includable compensation is defined to include only base pay through December 31, 1988; thereafter it is defined as all "wages" within the meaning of Code Section 3121(a) (without such base pay limit), plus employee contributions to the Company's 401(k) Plan and Code
Section 125 deferrals, subject to additional limitations imposed by the Code. Accrued benefits are 100% vested after five years of service.

     Messrs. Wendell, Gaylord, Vaughn, London, Hall, and Griscom had 44, 49, 20, 18, 30, and 44 years of credited service, respectively, on December 31, 1996. As a result of the Code Section 401(a)(17) limitation on eligible compensation, the 1996 includable compensation in determining Average Annual Compensation was limited to $150,000 for the Named Executive Officers in 1996.

                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The Company maintains two non-qualified retirement plans to provide benefits to certain employees of the Company: (i) the NLT Supplemental Executive Retirement Plan (the "NLT SERP") and (ii) the

Benefit Restoration Plan (the "Restoration Plan"). These plans are not prefunded and the beneficiaries' rights to receive distributions thereunder constitute unsecured claims to be paid from the general assets of the Company.

     The NLT SERP provides a benefit to certain executives in an amount equal to the actuarial difference between benefits provided by the Retirement Plan and benefits that would have been available to such persons under the defined benefit pension plan of the predecessor to Opryland USA Inc had service continued thereunder from the date such predecessor was acquired by the Company, August 31, 1983, until the date of retirement, service termination, or death of the covered employee. The benefits payable under the NLT SERP are determined as of the effective date of termination of employment and are restricted to the maximum benefit limitation imposed by Section 415 of the Code. Mr. Vaughn is the only Named Executive Officer currently covered by the NLT SERP and the estimated benefit payable to Mr. Vaughn upon retirement at normal retirement age is $18,537.

     The Restoration Plan provides a benefit to certain employees to "replace" benefits lost due to Code limitations applied to qualified defined benefit pension plans. The benefit is determined by calculating the Retirement Plan benefit without respect to limitations of the Code and subtracting the benefit payable from the Retirement Plan. The total annual benefit is limited to 45% of Average Annual Compensation (without respect to Code limitations) and consists of benefits payable pursuant to the Restoration Plan, the Retirement Plan, the NLT SERP, employer matching contributions to the Company's 401(k) Plan and SUDCOMP Plan (assuming the maximum match), and one-half of any annual Social Security benefit payable to the employee. To determine the maximum benefit, all benefits are converted to a life only benefit payable at age 65. The Restoration Plan benefit is reduced (not below zero) if the total annual benefit exceeds the 45% maximum limitations.

           EMPLOYMENT, SEVERANCE, AND CHANGE IN CONTROL ARRANGEMENTS

Stock Plans

     Awards granted under the Stock Plans become immediately exercisable or otherwise nonforfeitable in full in the event of a Change in Control of the Company (as defined therein), notwithstanding specific terms of the awards providing otherwise. Furthermore, with respect to stock options granted under the Stock Plans, following a Change in Control the Compensation Committee may, in its discretion, permit the cancellation of such options in exchange for a cash payment in an amount per share equal, generally, to the difference between the highest closing sales price during the sixty-day period preceding the Change in Control and the exercise price. A Change in Control is defined identically in the Stock Plans to include, among other things, the acquisition of securities representing more than 50% of the combined voting power of all classes of the Company's capital stock by any person (other than the Company and other related entities); the approval by the stockholders of the Company of a merger or consolidation of the Company into or with another entity (with certain exceptions), or of a sale or other disposition of all or substantially all of the Company's assets, or of a plan of liquidation; or a change in the composition of the Board of Directors in any two year period such that individuals who were Board members at the beginning of such period cease to constitute a majority thereof (with certain exceptions).

     In connection with the proposed Westinghouse Merger and Spin-off, the Compensation Committee has determined that a Change in Control (for purposes of the Stock Plans) will have occurred upon consummation thereof. Accordingly, upon consummation of such transactions, (i) all options outstanding under the Stock Plans will immediately vest and become exercisable and (ii) Performance Shares (at the 100% performance target) will vest and become otherwise nonforfeitable.

Severance Agreements

     The Company has entered into Severance Agreements with each of its Named Executive Officers. These Severance Agreements become effective following a "Change of Control" (as defined therein) and provide for a two year employment agreement thereafter. In the event a Named Executive Officer is terminated or his compensation is reduced during such two year period, he would be entitled to a lump sum payment equal to 250% of the sum of his base salary and cash incentive bonus. A Change of Control is defined in the Severance Agreements to include, among other things, the acquisition of securities by a person of 33 1/3% or more of the combined voting power of the Company's securities; mergers, consolidations, and sales of assets in which existing Company stockholders own less than a majority of the resulting voting power; and changes in the composition of a majority of the Board of Directors over a two year period. In connection with the Westinghouse Merger and Spin-off, the Compensation Committee has deemed that, upon consummation of such transaction, a Change of Control will have occurred for purposes of the Severance Agreements. Accordingly, all persons party thereto will have two year employment agreements with Westinghouse or New GET, as applicable.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, Martin C. Dickinson, Joe M. Rodgers and, until May 1, 1996, E.
K. Gaylord II served as members of the Compensation Committee of the Board of Directors of the Company.

     From 1989 until October 1991, E. K. Gaylord II, a member of the Compensation Committee until May 1, 1996, served as Vice President of the Company and is currently the president and a director of OPUBCO. Edward L. Gaylord, Chairman of the Board of the Company, is currently the chairman, chief executive officer and a director of OPUBCO, and in such capacities is in a position to influence the compensation of E. K. Gaylord II.

     In September 1996, the Company entered into an agreement with OPUBCO pursuant to which OPUBCO will exchange certain commercial real estate located in Dallas, Texas (the "OPUBCO Real Estate") for the Company's interests in the Oklahoma City '89ers, a minor league baseball franchise. The Voting Trust, which controls approximately 62.7% of the Company's voting power, beneficially owns a majority of the voting stock of OPUBCO. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." Edward L. Gaylord, E.K. Gaylord II, Christine Gaylord Everest, and Martin C. Dickinson, directors of the Company, are also directors and officers of OPUBCO. The OPUBCO Real Estate was appraised at $950,000, which the directors of the Company (other than Edward L. Gaylord, E.K. Gaylord II, Christine Gaylord Everest, Martin C. Dickinson and Glenn M. Stinchcomb) determined was equal to or greater than the value of the Company's interests in the Oklahoma City '89ers being exchanged. The consummation of this transaction is subject to the approval of Major League Baseball.

                            DIRECTORS' COMPENSATION

     Arrangements regarding directors' compensation for services as directors are determined by the Compensation Committee. During 1996, the Company's non-employee directors received (a) an annual Board retainer of $30,000, and (b) an annual committee retainer of $5,000 per committee on which such director served ($6,000 for committee chairmen). In addition, non-employee directors are entitled to a per-meeting fee of $1,500 for special meetings of the Board of Directors or its committees. During 1995, the Company established a deferred compensation plan whereby non-employee directors may defer their cash compensation until their retirement or resignation from the Board of Directors. Employee directors are not compensated for service as directors in addition to their salaries. All directors are reimbursed for their expenses incurred in attending meetings. The 1993 Stock Plan provides for the automatic grant to each non-employee director of a nonqualified stock option to purchase 7,717 shares of Class A Common Stock (adjusted to reflect stock dividends and stock splits) as of the date of each annual meeting of stockholders at an exercise price equal to the fair market value on the date of grant as determined pursuant to the 1993 Stock Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 3, 1997 or such other date as indicated in the footnotes to the table, the beneficial ownership of each current director, each of the Named Executive Officers, the executive officers and directors as a group, and each stockholder known to management of the Company to beneficially own more than five percent of the outstanding Class A Common Stock or Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Accordingly, under federal securities laws governing beneficial ownership, holders of Class B Common Stock are deemed to beneficially own the same number of shares of Class A Common Stock as shares of Class B Common Stock beneficially owned. The beneficial ownership of Class A Common Stock shown in the table does not include shares of Class B Common Stock beneficially owned by such holder. In accordance with the provisions of Rule 13d-3 of the Exchange Act, the beneficial ownership of Class A Common Stock in the table below includes shares issuable upon the exercise of stock options granted under the Stock Plans if such options are currently exercisable or exercisable within 60 days of the date hereof. Unless otherwise indicated, the Company believes that the beneficial owner set forth in the table has sole voting and investment power.

                                                 BENEFICIAL OWNERSHIP
                                                  OF CLASS A COMMON      BENEFICIAL OWNERSHIP OF
                                                 STOCK AND PERCENTAGE   CLASS B COMMON STOCK AND    PERCENTAGE
                                                       OF CLASS            PERCENTAGE OF CLASS       OF TOTAL
                                                 --------------------   -------------------------     VOTING
           NAME OF BENEFICIAL OWNER               NUMBER      PERCENT     NUMBER          PERCENT     POWER
           ------------------------              ---------    -------   ----------        -------   ----------
Edward L. Gaylord(1)*+.........................    529,200(2)   1.17    18,850,286(3)(4)   36.84      31.44
Edith Gaylord Harper Revokable Trust(1)........         --        --     6,400,114(3)(5)   12.51      10.63
Christine Gaylord Everest(1)*..................     81,584(6)     **     3,017,110(3)(7)    5.90       5.01
E. K. Gaylord II(1)*...........................     29,767(6)     **     1,593,375(3)(8)    3.11       2.65
Louise Gaylord Bennett(1)......................      7,717(9)     **     2,834,730(3)(10)   5.54       4.71
Martin C. Dickinson*
  17461 Avenida De Acacias
  Rancho Sante Fe, CA 92067....................     38,534(11)     **    3,880,181(3)(12)   7.58       6.44
Dickinson Trust
  P.O. Box 808
  Rancho Santa Fe, CA 92067....................         --        --     3,596,615(13)      7.03       5.97
Edward L. Gaylord, Edith Gaylord Harper,
  Christine Gaylord Everest, E. K. Gaylord II,
  and Martin C. Dickinson, as Voting
  Trustees(1)..................................         --        --    37,767,956(3)      73.82      62.72
Glenn M. Stinchcomb*...........................     82,466(14)     **      330,595            **         **
Joe M. Rodgers*................................     59,534(6)     **            --            --         --
Earl W. Wendell*+..............................    944,291(15)   2.05           --            --         **
Terry E. London+...............................    145,220(16)     **        2,409            **         **
David Hall+....................................     74,523(17)     **        1,543            **         **
Jack Vaughn+...................................    166,878(18)     **        3,997            **         **
Tom Griscom+...................................     27,431        **         3,997            **         **
The Capital Group Companies, Inc.
  333 South Hope Street
  Los Angeles, CA 90071........................  5,430,880(19)  12.00           --            --       1.80
Goldman Sachs Asset Management, Inc.
  (Successor to Liberty Investment
  Management, Inc.)
  2502 Rocky Point Drive, Suite 500
  Tampa, FL 33607..............................  4,655,880(20)  10.29           --            --       1.55
Wellington Management Company
  75 State Street
  Boston, MA 02109.............................  4,323,475(21)   9.55           --            --       1.44
T. Rowe Price Associates, Inc.
  100 East Pratt Street
  Baltimore, MD 21202..........................  2,708,702(22)   5.99           --            --         **
All executive officers and directors as a group
  (14 persons).................................  2,301,513(23)   4.89   39,517,658         77.24      65.81

---------------

   * Director
   + Named Executive Officer
  ** Less than one percent
 (1) Mailing address: 9000 N. Broadway, Oklahoma City, Oklahoma 73114.

 (2) Includes (a) 44,100 shares beneficially owned as trustee of the Edward L. Gaylord Revocable Trust; (b) 22,050 shares beneficially owned by Mr. Gaylord's wife, Thelma Gaylord, as to which Mr. Gaylord disclaims beneficial ownership; (c)330,750 shares owned by the Edward L. Gaylord and Thelma Gaylord Foundation, Edward L. Gaylord and Thelma Gaylord, Trustees; and (d) 132,300 shares issuable upon the exercise of options.
 (3) Edward L. Gaylord, Edith Gaylord Harper, and certain other stockholders of the Company have entered into a Voting Trust Agreement, dated as of October 3, 1990 (the "Voting Trust"), which terminates on October 3, 2000. Edward
     L. Gaylord, Edith Gaylord Harper, Christine Gaylord Everest, E. K. Gaylord II, and Martin C. Dickinson, as the voting trustees (the "Voting Trustees") under the Voting Trust, have the shared right to vote the 37,767,956 shares of Class B Common Stock beneficially owned by the Voting Trust, which represents 62.72% of the combined voting power of the Common Stock of the Company. Although the Voting Trustees do not have the right to make any investment decisions with respect to the shares beneficially owned by the Voting Trust, a stockholder party to the Voting Trust needs the written consent of at least 60% of the Voting Trustees (the "Trustees' Consent") to withdraw such holder's shares from the Voting Trust (the "Trust Withdrawal Restriction").
 (4) Includes (a) 13,907,995 shares beneficially owned as trustee for the Edward
     L. Gaylord Revocable Trust; (b) 2,585,940 shares beneficially owned as trustee for the Mary I. Gaylord Revocable Living Trust of 1985; (c) 1,035,709 shares beneficially owned by Thelma Gaylord; (d) 147,582 additional shares beneficially owned as trustee for the Edward L. Gaylord Revocable Trust; (e) 787,185 shares beneficially owned by Gayno, Inc., a corporation controlled by Edward L. Gaylord; and (f) 385,875 shares beneficially owned by The Oklahoman Foundation (the "Charitable Trust"), a charitable trust of which Edward L. Gaylord is a trustee. Edward L. Gaylord has shared voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the shares listed in (a) and (b) above, which together with the shares listed in (c) above are deposited with the Voting Trust (to which Edward L. Gaylord is party as a stockholder and as a Voting Trustee), such 17,529,644 shares being referred to herein as the "ELG Voting Trust Shares;" sole voting power and investment power with respect to the shares listed in (d) and (e) above, and shared voting power and shared investment power with respect to the shares in the Charitable Trust. Does not include the shares owned by Edward L. Gaylord's son and daughters, E. K. Gaylord II, Christine Gaylord Everest and Louise Gaylord Bennett, respectively. Does not include 20,238,312 shares of Class B Common Stock beneficially owned by the Voting Trust (excluding the ELG Voting Trust Shares), as to which Edward L. Gaylord has shared voting power and shared investment power (limited solely to the Trustees' Consent). See
     Note 3.
 (5) Includes (a) 1,190,802 shares owned by the Edith Gaylord Harper 1995 Revokable Trust, Edith Gaylord Harper, W.I. Ross and David Hogan Trustees (the "EGH Revokable Trust") and (b) 5,209,312 shares owned by the EGH Revokable Trust which are deposited with the Voting Trust (to which Mrs. Harper is party as a stockholder and as a Voting Trustee), such shares being referred to herein as the "EGH Voting Trust Shares." Mrs. Harper, Edward L. Gaylord's sister, has sole voting power and investment power with respect to the shares in (a) above and shared voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the EGH Voting Trust Shares. Does not include 32,558,644 shares of Class B Common Stock beneficially owned by the Voting Trust (excluding the EGH Voting Trust Shares), as to which Mrs. Harper has shared voting power and shared investment power (limited solely to the Trustees' Consent). See Note 3.
 (6) Shares issuable upon the exercise of options.
 (7) Includes (a) 2,595,489 shares owned directly; (b) 11,239 shares owned or beneficially owned by Mrs. Everest's husband, James H. Everest; (c) 11,278 shares owned by Mrs. Everest's daughter, Mary C. Everest; (d) 11,278 shares owned by Mrs. Everest's daughter, Tricia L. Everest; (e) 1,951 additional shares owned by James H. Everest; and (f) 385,875 shares beneficially owned by the Charitable Trust of which Mrs. Everest is a trustee. Does not include the shares owned by Mrs. Everest's father, mother, brother, and sisters, Edward L. Gaylord, Thelma Gaylord, E. K. Gaylord II, and Louise Gaylord Bennett and Mary I. Gaylord, respectively. Mrs. Everest has shared voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the shares listed in (a) above, which together with the shares listed in (b), (c), and (d) above are deposited with the Voting Trust (to which Mrs. Everest is party as a stockholder and as a Voting Trustee), such 2,629,284 shares being referred to herein as the "CGE Voting Trust Shares," and shared voting power and shared investment power with respect to the shares in the Charitable Trust. Does not include 35,138,672 shares of Class B Common Stock beneficially owned by the Voting Trust (excluding the CGE Voting Trust Shares), as to which Mrs. Everest has shared voting power and shared investment power (limited solely to the Trustees' Consent). See Note 3.
 (8) Includes (a) 1,207,500 shares owned directly which are deposited with the Voting Trust (to which E. K. Gaylord II is party as a stockholder and as a Voting Trustee), such shares being referred to herein as the "EKG Voting Trust Shares," and (b) 385,875 shares beneficially owned by the Charitable Trust of which E. K. Gaylord II is a trustee. E. K. Gaylord II has shared voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the EKG Voting Trust Shares, and shared voting power and shared investment power with respect to the shares in the Charitable Trust. Does not include the shares owned by E. K. Gaylord II's father, mother, and sisters, Edward L. Gaylord, Thelma Gaylord, and Christine Gaylord Everest, Louise Gaylord Bennett, and Mary I. Gaylord, respectively. Does not include 36,560,456 shares of Class B Common Stock beneficially owned by the Voting Trust (excluding the EKG Voting Trust Shares), as to which E. K. Gaylord II has shared voting power and shared investment power (limited solely to the Trustees' Consent). See Note 3.
 (9) Includes (a) 5,512 shares owned directly, and (b) 2,205 shares owned by Mrs. Bennett's husband, Clayton I. Bennett, as to which Mrs. Bennett disclaims beneficial ownership.
(10) Deposited with the Voting Trust (to which Louise Gaylord Bennett is party as a stockholder), such shares being referred to herein as the "LGB Voting Trust Shares." Louise Gaylord Bennett has no voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the LGB Voting Trust Shares. See Note 3. Does not include the shares owned by Louise Gaylord Bennett's father, mother, brother, and sisters, Edward L. Gaylord, Thelma Gaylord, E. K. Gaylord II, and Christine Gaylord Everest and Mary I. Gaylord, respectively, as to which Louise Gaylord Bennett disclaims beneficial ownership.
(11) Includes (a) 1,050 shares beneficially owned by Mr. Dickinson's wife, Carol
     D. Dickinson, as to which Mr. Dickinson disclaims beneficial ownership, and
     (b) 37,484 shares issuable upon the exercise of options.
(12) Includes (a) 198,998 shares beneficially owned as trustee for the Martin C. Dickinson Revocable Trust (the "MCD Revokable Trust") which are deposited with the Voting Trust; (b) 82,479 additional shares in the MCD Revokable Trust; (c) 771 shares beneficially owned by Mr. Dickinson's wife, Carol D. Dickinson, which are deposited with the Voting Trust; (d) 1,318 additional shares beneficially owned by Carol D. Dickinson; and (e) 3,596,615 shares beneficially owned by the Dickinson Trust. See Note 13. Mr. Dickinson disclaims beneficial ownership with respect to the shares in (c) and (d) above. The shares listed in (a), (c), and (e) above are deposited with the Voting Trust (to which Mr. Dickinson is party as a stockholder and as a Voting Trustee), such 3,796,384 shares being referred to herein as the "MCD Voting Trust Shares." Mr. Dickinson has shared voting power and sole investment power (subject to the Trust Withdrawal Restriction) with respect to the shares in (a) above, sole voting power and investment power with respect to the shares in (b) above, and shared voting power and shared investment power with respect to the shares in the Dickinson Trust. Does not include 33,971,572 shares of Class B Common Stock beneficially owned by the Voting Trust (excluding the MCD Voting Trust Shares), as to which Mr. Dickinson has shared voting power and shared investment power (limited solely to the Trustees' Consent). See Note 3.
(13) Deposited with the Voting Trust. Elizabeth M. Dickinson, Martin C. Dickinson, and Elizabeth D. Smoyer, as trustees of the Dickinson Trust, have no voting power and sole investment power (subject to the Trust Withdrawal Restriction) as to these shares. However, Mr. Dickinson has shared voting power as to these shares as a trustee of the Voting Trust. See Note 3.
(14) Includes (a) 882 shares owned by Mr. Stinchcomb's wife Hilda H. Stinchcomb and (b) 81,584 shares issuable upon the exercise of options.
(15) Includes (a) 22,050 shares beneficially owned by Mr. Wendell's wife, Janice Wendell, as to which Mr. Wendell disclaims beneficial ownership; (b) 895,781 shares issuable upon the exercise of options; and (c) 26,460 shares of restricted stock issued pursuant to the 1993 Stock Plan.

(16) Includes (a) 2,586 shares owned directly; (b) 6,614 shares of restricted stock issued pursuant to the 1993 Stock Plan; and (c) 136,020 shares issuable upon the exercise of options.
(17) Includes (a) 6,045 shares owned directly; (b) 264 shares owned by Mr. Hall's minor daughter; (c) 8,266 shares of restricted stock issued pursuant to the 1993 Stock Plan; and (d) 59,948 shares issuable upon the exercise of options.
(18) Includes (a) 17,492 shares owned directly; (b) 11,574 shares of restricted stock issued pursuant to the 1993 Stock Plan; and (c) 137,812 shares issuable upon the exercise of options.
(19) Based on information set forth in Amendment No. 6 to Schedule 13G, dated February 12, 1997, filed with the Securities and Exchange Commission (the "SEC") jointly by The Capital Group Companies, Inc., a parent holding company ("CGC"), Capital Guardian Trust Company ("CGTC"), a bank and wholly-owned subsidiary of CGC, Capital Research and Management Company ("CRMC"), an investment advisor and wholly-owned subsidiary of CGC, and Capital International Limited ("CIL"). CGC reported that it has sole voting power with respect to 1,373,980 shares and sole dispositive power with respect to 5,430,880 shares of Class A Common Stock. CRMC reported that it exercised investment discretion over 3,882,900 shares of Class A Common Stock.
(20) Effective January 2, 1997, Goldman Sachs Investment Management, Inc., a subsidiary of Goldman Sachs & Co., purchased substantially all of the accounts of Liberty Investment Management, Inc. ("Liberty"), including those holding the Class A Common Stock as previously reported in a Schedule 13G filed with the SEC by Liberty.
(21) Based on information set forth in Amendment No. 6 to Schedule 13G, dated January 24, 1997, filed with the SEC by Wellington Management Company, an investment advisor ("WMC"). WMC reported that it has shared voting power with respect to 3,399,260 shares of Class A Common Stock and shared dispositive power with respect to 4,323,475 shares of Class A Common Stock.
(22) Based on information set forth in Schedule 13G dated February 14, 1997 filed with the SEC by T. Rowe Price Associates, Inc., an investment advisor ("TRPAI"). TRPAI reported that it has shared voting power with respect to 250,181 shares of Class A Common Stock and sole dispositive power with respect to 2,708,702 shares of Class A Common Stock.
(23) Includes 1,761,628 shares issuable upon the exercise of options.

     In connection with the proposed Westinghouse Merger, the Voting Trustees and certain related stockholders (collectively, the "Principal Stockholders") of the Company entered into a Stockholder Agreement with Westinghouse with respect to shares of Class A Common Stock and Class B Common Stock owned of record by the Principal Stockholders, including the 37,767,956 shares of Class B Common Stock owned of record by the Voting Trust, as well as any shares of capital stock of the Company acquired by the Principal Stockholders and Voting Trust after February 9, 1997 (the "Trust Shares"). Under the terms of the Stockholder Agreement, the Principal Stockholders have agreed (i) to vote the Trust Shares, representing approximately 65% of the aggregate voting power of the Common Stock, in favor of the Westinghouse Merger and each transaction contemplated thereby and (ii) not to consent to the withdrawal of the Trust Shares from the Voting Trust, convert any of the Trust Shares into Class A Common Stock, or transfer (subject to certain exceptions) any shares of Class A Common Stock or Class B Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11 "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.  See Item 8.

     (a)(2) Financial Statement Schedules.  Inapplicable.

     (a)(3) Exhibits.  See Index to Exhibits, pages 58 through 61.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GAYLORD ENTERTAINMENT COMPANY

March 26, 1997                            By:      /s/ EDWARD L. GAYLORD
                                            ------------------------------------
                                                     Edward L. Gaylord
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ EDWARD L. GAYLORD                    Chairman of the Board              March 26, 1997
-----------------------------------------------------
                  Edward L. Gaylord

                 /s/ EARL W. WENDELL                     President, Chief Executive         March 26, 1997
-----------------------------------------------------      Officer and Director
                   Earl W. Wendell                         (Principal Executive
                                                           Officer)

                 /s/ TERRY E. LONDON                     Chief Financial Officer            March 26, 1997
-----------------------------------------------------      (Principal Financial and
                   Terry E. London                         Accounting Officer)

               /s/ MARTIN C. DICKINSON                   Director                           March 26, 1997
-----------------------------------------------------
                 Martin C. Dickinson

            /s/ CHRISTINE GAYLORD EVEREST                Director                           March 26, 1997
-----------------------------------------------------
              Christine Gaylord Everest

                /s/ E. K. GAYLORD II                     Vice-Chairman of the Board         March 26, 1997
-----------------------------------------------------
                  E. K. Gaylord II

                 /s/ JOE M. RODGERS                      Director                           March 26, 1997
-----------------------------------------------------
                   Joe M. Rodgers

               /s/ GLENN M. STINCHCOMB                   Director                           March 26, 1997
-----------------------------------------------------
                 Glenn M. Stinchcomb

                               INDEX TO EXHIBITS

 2.1+    --  Basic Agreement, dated as of December 15, 1993, among
             BASSGEC Management Company, Bass Pro Shops, Inc., Trackmar
             Corporation, Finley River Properties, Inc., John L. Morris,
             Trustee of the John L. Morris Revocable Living Trust, U/T/A
             dated December 23, 1986, as amended, Hospitality and Leisure
             Management, Inc., John L. Morris, and the Company
             (incorporated by reference to Exhibit 2.1 to the
             Registration Statement on Form S-3 (Registration No.
             33-74552)).
 2.2+    --  Asset Purchase Agreement by and among Cencom Cable
             Television, Inc., Lenoir TV Cable, Inc., CCT Holdings
             Corporation and CCA Holdings Corporation dated as of March
             30, 1995 (incorporated by reference to Exhibit 2 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1995).
 2.3     --  Amendment 1 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of May 24, 1995 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and
             Exchange Commission on October 13, 1995).
 2.4     --  Amendment 2 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of September 29, 1995 (incorporated by reference to Exhibit
             2.3 to the Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995).
 2.5+    --  Asset Purchase Agreement dated as of September 15, 1995 between Tribune Broadcasting Company and New Gaylord
             Broadcasting Company, L.P.(incorporated by reference to
             Exhibit 2.5 to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1995).
 2.6+    --  Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word, Incorporated and Word
             Direct Partners, L.P. as Sellers and Gaylord Entertainment
             Company as Buyer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 6, 1997, of
             Thomas Nelson, Inc.).
 2.7+    --  Amendment No. 1 to the Asset Purchase Agreement dated as of
             January 6, 1997, by and among Thomas Nelson, Inc., Word
             Incorporated and Word Direct Partners, L.P. as Sellers and
             Gaylord Entertainment Company as Buyer (incorporated by
             reference to Exhibit 2.2 to the Current Report on Form 8-K dated January 6, 1997, of Thomas Nelson, Inc.).
 2.8+    --  Asset Purchase Agreement dated as of January 6, 1997 by and between Nelson Word Limited and Word Entertainment Limited
             (incorporated by reference to Exhibit 2.3 to the Current
             Report on Form 8-K dated January 6, 1997, of Thomas Nelson,
             Inc.).
 2.9+    --  Subsidiary Asset Purchase Agreement executed on January 6,
             1997 and dated as of November 21, 1996 between Word
             Communications, Ltd. and Word Entertainment (Canada), Inc.
             (incorporated by reference to Exhibit 2.4 to the Current
             Report on Form 8-K dated January 6, 1997, of Thomas Nelson,
             Inc.).
 2.10+   --  Asset Purchase Agreement by and between Cox Broadcasting,
             Inc. and Gaylord Broadcasting Company, L.P. dated January
             20, 1997.
 2.11+   --  Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation, G Acquisition Corp.
             and Gaylord Entertainment Company and Agreement and Plan of
             Distribution filed as Annex A thereto (incorporated by
             reference to Exhibit 2.1 to the Company's Current Report on
             Form 8-K dated February 9, 1997).
 3.1     --  Restated Certificate of Incorporation of Gaylord
             Entertainment Company (incorporated by reference to Exhibit
             3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1996).
 3.2     --  Restated By-laws of the Company (incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).

 4.1     --  Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 4.2     --  Note Purchase Agreement dated January 15, 1993 between
             Gaylord Entertainment Company and the within named
             purchasers for the sale of $150,000,000 of the Company's
             7.19% Senior Notes due 2000 (incorporated by reference to
             Exhibit 10.17 of the Company's Annual Report on Form 10-K
             for the year ended December 31, 1992).
 4.3     --  Amended and Restated Credit Agreement dated as of August 25,
             1995 among Gaylord Entertainment Company, the banks named
             therein and NationsBank of Texas N.A., as Administrative
             Lender. (Revolver) (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995).
 4.4     --  Amended and Restated Credit Agreement dated as of August 25,
             1995 among Gaylord Entertainment Company, the banks named
             therein and NationsBank of Texas N.A., as Administrative
             Lender. (Term Loan). (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995).
 4.5**   --  Promissory Note of Gaylord Entertainment Company, dated
             March 24, 1997, payable to the order of NationsBank of Texas, N.A. in an amount up to $50,000,000.
 9.1     --  Voting Trust Agreement ("Voting Trust Agreement") dated as of October 3, 1990 between certain stockholders of The
             Oklahoma Publishing Company and Edward L. Gaylord, Edith
             Gaylord Harper, Christine Gaylord Everest, E. K. Gaylord II and Martin C. Dickinson, as Voting Trustees (incorporated by reference to Exhibit 9.1 to the Registration Statement on Form S-1 (Registration No. 33-42329)).
 9.2     --  Amendment No. 1 to Voting Trust Agreement dated as of
             October 7, 1991 between certain stockholders of The Oklahoma
             Publishing Company and Edward L. Gaylord, Edith Gaylord
             Harper, Christine Gaylord Everest, Edward K. Gaylord II and
             Martin C. Dickinson, as Voting Trustees (incorporated by reference to Exhibit 9.2 to the Registration Statement on Form S-1 (Registration No. 33-42329)).
10.1     --  Distribution Agreement dated as of October 30, 1991 between
             The Oklahoma Publishing Company and OPUBCO, Inc.
             (incorporated by reference to Exhibit 10.3 to the Company's
             Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1991).
10.2     --  Registration Rights Policy dated as of October 30, 1991 by
             Gaylord Entertainment Company on behalf of each of the holders of Class B Common Stock of Gaylord Entertainment
             Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on November 13, 1991).
10.3     --  The Oklahoman Foundation Agreement dated as of March 15,
             1990, among The Oklahoma Publishing Company and Edward L.
             Gaylord, Edward K. Gaylord II and Christine Gaylord Everest, as trustees (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No.
             33-42329)).
10.4     --  Distribution Agreement dated as of January 1, 1989 among
             Opryland USA Inc, Westinghouse Broadcasting Company, Inc.,
             Group W. Television, Inc. and Group W Satellite
             Communications (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Registration No.
             33-42329)).
10.5     --  Assumption Agreement dated as of October 30, 1991 between
             The Oklahoma Publishing Company and OPUBCO, Inc.
             (incorporated by reference to Exhibit 10.10 to the Company's
             Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1991).
10.6     --  Senior Subordinated Note issued on September 29, 1995 by CCT
             Holdings Corporation in the original principal amount of $165,687,890 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).

10.7     --  Senior Subordinated Loan Agreement, dated as of September
             29, 1995, between CCT Holdings and Cencom Cable Television,
             Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995).
10.8     --  Contingent Payment Agreement, dated as of September 29,
             1995, between Charter Communications Entertainment, L.P.,
             CCT Holdings Corporation and Cencom Cable Television, Inc.
             (incorporated by reference to Exhibit 10.3 to the Company's
             Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).
10.9     --  Agreement for Assignment and Acceptance of Limited
             Partnership Interest effective January 1, 1996 by and among
             Hospitality and Leisure Management Company, Inc., Fiesta
             Texas Showpark, Inc., Gaylord Entertainment Company,
             Showpark Management, Inc. and La Cantera Group Limited
             Partnership (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).
10.10    --  Assignment and Acceptance of Limited Partnership Interest
             dated January 1, 1996 by and among Hospitality & Leisure
             Management Company, Inc., Fiesta Texas Showpark, Inc., and
             La Cantera Group Limited Partnership (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
10.11    --  Letter Agreement dated September 14, 1994 between CBS, Inc.
             and Gaylord Broadcasting Company (d/b/a KTVT, Fort
             Worth-Dallas) as modified by the Affiliation Agreement dated
             December 2, 1994 between the parties as amended by the letter agreement between the parties dated December 29, 1994
             (incorporated by reference to Exhibit 10.20 of the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1994).
10.12    --  Letter Agreement dated September 14, 1994 between CBS, Inc.
             and Gaylord Broadcasting Company (d/b/a KSTW,
             Tacoma-Seattle) as modified by the Affiliation Agreement dated December 2, 1994 between the parties as amended by the letter agreement between the parties dated December 29, 1994
             (incorporated by reference to Exhibit 10.21 of the Annual
             Report on Form 10-K for the year ended December 31, 1994).
10.13    --  Stockholder Agreement dated February 9, 1997 among
             Westinghouse Electric Corporation, individuals and other parties listed on Schedule A attached thereto, and Edward L.
             Gaylord, Edith Gaylord Harper, Christine Gaylord Everest, E.
             K. Gaylord II and Martin C. Dickinson, as trustees of a certain voting trust dated October 3, 1990, as amended
             October 23, 1991 (incorporated by reference to Schedule 13D dated February 10, 1997 of Westinghouse Electric
             Corporation).

             EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

10.14    --  Gaylord Entertainment Company Amended and Restated 1991
             Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
             10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995).
10.15    --  Gaylord Entertainment Company Amended and Restated 1993
             Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).
10.16    --  The Opryland USA Inc Supplemental Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.11 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-
             42329)).
10.17    --  The Opryland USA Inc Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit 10.22 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1992).
10.18    --  Gaylord Entertainment Company Excess Benefit Plan
             (incorporated by reference to Exhibit 10.30 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1994).

10.19    --  Gaylord Entertainment Company Supplemental Executive
             Retirement Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year
             ended December 31, 1994).
10.20    --  Gaylord Entertainment Company Directors' Unfunded Deferred
             Compensation Plan (incorporated by reference to Exhibit
             10.32 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994).
10.21    --  Severance Agreement dated November 18, 1993 between Gaylord
             Entertainment Company and Richard H. Evans, Executive Vice
             President and Chief Operating Officer of the Company
             (incorporated by reference to Exhibit 10.25 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1993).
10.22    --  Amended and Restated Limited Partnership Agreement of Bass
             Pro, L.P. (incorporated by reference to Exhibit 2.3 to the
             Registration Statement on Form S-3 (Registration No.
             33-74552)).
10.23**  --  Form of Severance Agreement between Gaylord Entertainment
             Company and executive officers.
10.24**  --  Form of Indemnity Agreement between Gaylord Entertainment
             Company and its directors.
10.25    --  Amended and Restated Stock Option Agreement, dated June 20,
             1995, between Gaylord Entertainment Company and Richard H.
             Evans, (former) Executive Vice President and Chief Operating
             Officer of the Company (incorporated by reference to Exhibit
             10.24 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1995).
10.26    --  Amended and Restated Restricted Stock Agreement, as amended and restated dated January 28, 1994, between Gaylord
             Entertainment Company and Richard H. Evans, (former)
             Executive Vice President and Chief Operating Officer of the
             Company (incorporated by reference to Exhibit 10.28 to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1993).
21**     --  Subsidiaries of Gaylord Entertainment Company
23**     --  Consent of Independent Auditors.
27**     --  Financial Data Schedule (for SEC use only).

---------------

 + As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted from this filing. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
** Filed herewith.