Form 10-Q
period 1997-03-31
GAYLORD ENTERTAINMENT CO
filed 1997-05-15
CIK 878658

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                       Commission file number 1-10881

                        GAYLORD ENTERTAINMENT COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                       73-0383730
-----------------------------------------          ----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          One Gaylord Drive
         Nashville, Tennessee                                  37214
-----------------------------------------          ----------------------------
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
Yes    X     No
      ---       ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding as of April 30, 1997
                -----                           --------------------------------
Class A Common Stock, $.01 par value                    45,253,792 shares
Class B Common Stock, $.01 par value                    51,162,571 shares


                        GAYLORD ENTERTAINMENT COMPANY

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX



                                                                                                                 PAGE NO.
                                                                                                                 --------
Part I - Financial Information

         Item 1.  Financial Statements                                                                              3

                 Condensed Consolidated Statements of Income -
                    For the Three Months Ended March 31, 1997 and 1996                                              4

                 Condensed Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996                                                            5

                 Condensed Consolidated Statements of Cash Flows -
                    For the Three Months Ended March 31, 1997 and 1996                                              6

                 Notes to Condensed Consolidated Financial Statements                                               7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                             9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       15

Part II - Other Information

         Item 1.  Legal Proceedings                                                                                16

         Item 2.  Changes in Securities                                                                            16

         Item 3.  Defaults Upon Senior Securities                                                                  16

         Item 4.  Submission of Matters to a Vote of Security Holders                                              16

         Item 5.  Other Information                                                                                16

         Item 6.  Exhibits and Reports on Form 8-K                                                                 16

Part I - Financial Information
Item 1. Financial Statements

                        GAYLORD ENTERTAINMENT COMPANY
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1997             1996
                                                                                   ---------       ----------
 Revenues                                                                           $185,068       $138,857

 Operating expenses:
      Operating costs                                                                115,901         88,944
      Selling, general and administrative                                             41,509         27,549
      Depreciation and amortization                                                   12,539          8,635
                                                                                    --------       --------
           Operating income                                                           15,119         13,729


 Interest expense                                                                     (7,582)        (3,200)
 Interest income                                                                       5,781          5,561
 Other gains (losses)                                                                   (458)        74,013
                                                                                    --------       --------
           Income before provision for income taxes                                   12,860         90,103

 Provision for income taxes                                                            4,244         35,725
                                                                                    --------       --------
           Net income                                                               $  8,616       $ 54,378
                                                                                    ========       ========

 Net income per share                                                               $   0.09       $   0.56
                                                                                    ========       ========

 Weighted average shares outstanding, including equivalent shares                     97,460         97,823
                                                                                    ========       ========
 Dividends per share                                                                $  0.100       $  0.086
                                                                                    ========       ========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  MARCH 31,       DECEMBER 31,
                                              ASSETS                                1997              1996
                                                                                 ----------      -------------
Current assets:
     Cash                                                                         $    8,327     $   13,720
     Trade receivables, less allowance of $5,295 and $3,276, respectively            152,872        108,702
     Program rights                                                                   17,666         14,072
     Inventories                                                                      36,483         15,436
     Other assets                                                                     59,280         35,342
                                                                                  ----------     ----------
          Total current assets                                                       274,628        187,272
                                                                                  ----------     ----------

Program rights                                                                        20,011         26,472
Property and equipment, net of accumulated depreciation                              643,297        640,319
Intangible assets, net of accumulated amortization                                   105,529         39,363
Investments                                                                           65,761         66,037
Long-term notes and interest receivable                                              216,701        203,514
Other assets                                                                          38,349         19,271
                                                                                  ----------     ----------
          Total assets                                                            $1,364,276     $1,182,248
                                                                                  ==========     ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                            $   37,420     $   37,350
     Accounts payable and accrued liabilities                                        138,574        111,673
     Program contracts payable                                                        21,676         14,943
                                                                                  ----------     ----------
          Total current liabilities                                                  197,670        163,966
                                                                                  ----------     ----------
Long-term debt                                                                       482,890        326,059
Program contracts payable                                                             16,664         24,661
Deferred income taxes                                                                115,700        117,947
Other liabilities                                                                     23,274         21,805
Minority interest                                                                     14,782         14,847

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                            -              -
     Class A common stock, $.01 par value, 300,000 shares authorized,
          45,556 and 44,987 shares issued, 45,256 and 44,687 shares
          outstanding, respectively                                                      456            450
     Class B common stock, $.01 par value, 150,000 shares authorized,
          51,163 and 51,684 shares issued and outstanding, respectively                  512            517
     Additional paid-in capital                                                      483,635        483,287
     Retained earnings                                                                38,468         39,494
     Treasury stock                                                                   (5,938)        (5,938)
     Other stockholders' equity                                                       (3,837)        (4,847)
                                                                                  ----------     ----------
          Total stockholders' equity                                                 513,296        512,963
                                                                                  ----------     ----------
          Total liabilities and stockholders' equity                              $1,364,276     $1,182,248
                                                                                  ==========     ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                                      1997            1996
                                                                                    --------        --------
 Cash Flows from Operating Activities:
      Net income                                                                    $  8,616        $ 54,378
      Amounts to reconcile net income to net cash flows
           used in operating activities:
           Depreciation and amortization                                              12,539           8,635
           Provision for deferred income taxes                                         4,254           3,627
           Noncash interest income                                                    (5,567)         (4,971)
           Gain on sale of television station                                              -         (73,850)
           Changes in:
                Trade receivables                                                     (9,680)         (5,353)
                Program rights and program contracts payable                           1,603            (224)
                Accounts payable and accrued liabilities                               1,208          18,198
                Other, net                                                           (24,733)         (9,879)
                                                                                    --------        --------
           Net cash flows used in operating activities                               (11,760)         (9,439)
                                                                                    --------        --------
 Cash Flows from Investing Activities:
      Purchase of Word Entertainment                                                (119,702)              -
      Proceeds from sale of television station, net of direct selling costs paid           -          98,544
      Purchases of property and equipment                                            (13,576)        (31,551)
      Payment upon disposal of Fiesta Texas partnership interest                           -         (12,976)
      Investments in, advances to and distributions from affiliates, net              (1,226)         (1,338)
      Other, net                                                                      (6,917)         (2,472)
                                                                                    --------        --------
           Net cash flows provided by (used in) investing activities                (141,421)         50,207
                                                                                    --------        --------
 Cash Flows from Financing Activities:
      Repayment of long-term debt                                                    (38,808)        (37,050)
      Proceeds from issuance of long-term debt                                           420             151
      Net borrowings under revolving credit agreements                               195,289           4,102
      Proceeds from exercise of stock options                                            529             547
      Dividends paid                                                                  (9,642)         (8,282)
                                                                                    --------        --------
           Net cash flows provided by (used in) financing activities                 147,788         (40,532)
                                                                                    --------        --------
 Net change in cash                                                                   (5,393)            236
 Cash, beginning of period                                                            13,720          12,062
                                                                                    --------        --------

 Cash, end of period                                                                $  8,327        $ 12,298
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

                GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


1. NET INCOME PER SHARE

The computations of net income per share are based on the weighted average number of common and equivalent (stock options) shares assumed to be outstanding during the periods. The share amounts used in the computation of net income per share for the quarters ended March 31, 1997 and 1996 were 97,460,000 and 97,823,000, respectively. Net income per share has been restated to reflect the effect of a 5% stock dividend paid in June 1996.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options. On a pro forma basis as if the Company had adopted SFAS 128, basic and diluted earnings per share would have been unchanged from the reported amounts for the quarters ended March 31, 1997 and 1996.

2. WESTINGHOUSE MERGER

On February 9, 1997, the Company entered into an agreement (the "Merger Agreement") with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, the Company will be restructured (the "Restructuring") so that certain assets and liabilities that are part of the Company's hospitality, attractions, music, television and radio businesses, including all of the Company's long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire Z Music, Inc., will be transferred to or retained by a wholly owned subsidiary of the Company ("New Gaylord"), or one of New Gaylord's wholly owned subsidiaries. As a result of the Restructuring and the Merger, substantially all of the assets of the Company's cable networks business (other than CMT International and Z Music), consisting primarily of The Nashville Network and the domestic and Canadian operations of Country Music Television, and certain other related businesses (collectively, the "Cable Networks Business"), and certain liabilities related thereto will be held by the Company or one of its subsidiaries (other than New Gaylord) and will be acquired by Westinghouse in the Merger.

Following the Restructuring and on the day prior to the effective time of the Merger, the Company will distribute (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of New Gaylord. As a result of the Distribution, each holder of record of the Company's common stock on the record date for the Distribution will receive a number of shares of New Gaylord common stock equal to one-third the number of shares of the Company's common stock held by such holder, and cash in lieu of any fractional shares.

In the Merger, the Company's stockholders will receive shares of Westinghouse common stock valued at the agreed upon transaction price of $1,550,000, at a per share consideration to be determined in accordance with the Merger Agreement that will be based upon the market price of the Westinghouse common stock and the number of outstanding shares of the Company's common stock; provided that Westinghouse will not be required to issue more than 110 million shares of Westinghouse common stock (or 88 million shares in the event that Westinghouse consummates the anticipated separation of its media and industrial businesses into two companies prior to the effective time of the Merger). The Distribution and the Merger are subject to the satisfaction or waiver of a number of conditions, including Company stockholder approval of the Merger, certain regulatory approvals, and Internal Revenue Service rulings that the Distribution, Merger, and certain of the transactions comprising the Restructuring will be tax-free transactions.

3.  ACQUISITION OF WORD ENTERTAINMENT

On January 7, 1997, the Company purchased all of the assets of Word Entertainment ("Word") for approximately $120,000 in cash. The purchase price included approximately $40,000 of working capital. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was approximately $61,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

The following unaudited pro forma information presents a summary of consolidated results of the combined operations of the Company and Word for the three month period ended March 31, 1996, as if the acquisition was in effect on January 1, 1996:

          Revenues                                             $155,207
                                                               ========
          Net income                                           $ 48,926
                                                               ========
          Net income per share                                 $   0.50
                                                               ========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including additional amortization expense as a result of goodwill and other intangible assets, increased interest expense on acquisition debt, and an adjustment to the provision for income taxes for such items. The pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING AND MERGER

On February 9, 1997, Gaylord Entertainment Company (the "Company") entered into an agreement (the "Merger Agreement") with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, the Company will be restructured (the "Restructuring") so that certain assets and liabilities that are part of the Company's hospitality, attractions, music, television and radio businesses, including all of the Company's long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire Z Music, Inc., will be transferred to or retained by a wholly owned subsidiary of the Company ("New Gaylord"), or one of New Gaylord's wholly owned subsidiaries. As a result of the Restructuring and the Merger, substantially all of the assets of the Company's cable networks business (other than CMT International and Z Music), consisting primarily of The Nashville Network ("TNN") and the domestic and Canadian operations of Country Music Television ("CMT"), and certain other related businesses (collectively, the "Cable Networks Business"), and certain liabilities related thereto will be held by the Company or one of its subsidiaries (other than New Gaylord) and will be acquired by Westinghouse in the Merger.

Following the Restructuring and on the day prior to the effective time of the Merger, the Company will distribute (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of New Gaylord. As a result of the Distribution, each holder of record of the Company's common stock on the record date for the Distribution will receive a number of shares of New Gaylord common stock equal to one-third the number of shares of the Company's common stock held by such holder, and cash in lieu of any fractional shares.

In the Merger, the Company's stockholders will receive shares of Westinghouse common stock valued at the agreed upon transaction price of $1.55 billion, at a per share consideration to be determined in accordance with the Merger Agreement that will be based upon the market price of the Westinghouse common stock and the number of outstanding shares of the Company's common stock; provided that Westinghouse will not be required to issue more than 110 million shares of Westinghouse common stock (or 88 million shares in the event that Westinghouse consummates the anticipated separation of its media and industrial businesses into two companies prior to the effective time of the Merger). The Distribution and the Merger are subject to the satisfaction or waiver of a number of conditions, including Company stockholder approval of the Merger, certain regulatory approvals, and Internal Revenue Service rulings that the Distribution, Merger, and certain of the transactions comprising the Restructuring will be tax-free transactions.

WORD ENTERTAINMENT ACQUISITION

On January 7, 1997, the Company purchased all of the assets of Word Entertainment ("Word") for approximately $120 million in cash. The purchase price included approximately $40 million of working capital. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was approximately $61 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions, broadcasting and music, and cable networks. The Company has realigned its financial segment reporting in an attempt to provide stockholders with more useful and beneficial information beginning with the first quarter of 1997. The hospitality and attractions segment primarily consists of operations formerly included in the Company's entertainment segment, including the Opryland Hotel, the Opryland theme park and other Nashville-based attractions. The broadcasting and music segment includes the Company's television stations, radio stations and Word. In addition to changing the operating segments, the Company's unallocated corporate expenses are reported separately, all of which were previously allocated to the Company's financial reporting segments. The first quarter 1996 results of operations have been restated to conform to the new presentation.

RESULTS OF OPERATIONS

The following table contains selected summary financial data for the three month periods ended March 31, 1997 and 1996 (in thousands, except operating data):

                                                                          Three Months Ended
                                                                              March 31,                   %
                                                                      ---------------------------
                                                                        1997             1996          change
                                                                        ----             ----          ------
Revenues:
---------
Hospitality and attractions                                           $ 57,304           $ 43,347         32.2
Broadcasting and music                                                  44,702             21,215        110.7
Cable networks                                                          83,062             74,295         11.8
                                                                      --------           --------        -----
     Total revenues                                                   $185,068           $138,857         33.3
                                                                      ========           ========         ====
Operating cash flow:*
---------------------
Hospitality and attractions                                           $  7,991           $  3,990        100.3
Broadcasting and music                                                   3,817              3,287         16.1
Cable networks                                                          20,936             20,561          1.8
Corporate                                                               (5,086)            (5,474)         7.1
                                                                      --------           --------        -----
     Total operating cash flow *                                      $ 27,658           $ 22,364         23.7
                                                                      ========           ========        =====

Operating income:
-----------------
Hospitality and attractions                                           $  1,408           $   (241)           -
Broadcasting and music                                                   1,939              2,250        (13.8)
Cable networks                                                          17,603             17,932         (1.8)
Corporate                                                               (5,831)            (6,212)         6.1
                                                                      --------           --------        -----
     Total operating income                                           $ 15,119           $ 13,729         10.1
                                                                      ========           ========        =====

Operating data:
---------------
Hospitality and attractions:
     Opryland Hotel:
          Occupancy rate                                                  78.1%              74.3%
          Average guest room rate                                     $ 124.63           $ 120.31          3.6
     Opryland theme park:
          Attendance (in thousands)                                         15                 29        (48.3)
          Revenue per guest                                           $  27.00           $  29.07         (7.1)
Cable networks:
     Number of U.S. subscribers (in thousands):
          The Nashville Network                                         68,979             64,820          6.4
          Country Music Television                                      38,278             32,988         16.0


* Operating income plus depreciation and amortization. Operating cash flow represents an alternative method of measuring cash flows and is not intended to represent cash available for dividends, reinvestment, or other discretionary uses. Operating cash flow is not adjusted for noncash expenses or changes in working capital and is not derived pursuant to generally accepted accounting principles.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


REVENUES

Total Revenues - Total revenues increased $46.2 million, or 33.3%, to $185.1 million in the first quarter of 1997. Excluding the revenues of Word, total revenues increased $24.6 million, or 17.7%, to $163.4 million in the first quarter of 1997. The increase is primarily attributable to the expansion of the Opryland Hotel in the hospitality and attractions segment and continued growth in the cable networks segment. Revenues in the broadcasting and music segment also increased, after adjustment for the Word acquisition, due primarily to increased revenues at the Company's two television stations.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $14.0 million, or 32.2%, to $57.3 million in the first quarter of 1997. Opryland Hotel revenues increased $14.4 million, or 41.9%, to $48.8 million in the first three months of 1997, principally because of the hotel expansion. The hotel's occupancy rate increased to 78.1% in the first three months of 1997 compared to 74.3% in the first three months of 1996. The hotel sold 191,900 rooms in the first three months of 1997 compared to 142,600 rooms sold in the same period of 1996 reflecting a 34.6% increase over 1996. The hotel's average guest room rate increased to $124.63 in the first three months of 1997 from $120.31 in the first three months of 1996. At March 31, 1997, the hotel's advanced bookings were in excess of $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years.

Broadcasting and Music - Revenues increased $23.5 million, or 110.7%, to $44.7 million in the first quarter of 1997. Excluding the revenues of Word subsequent to the 1997 acquisition date, broadcasting and music revenues increased $1.8 million, or 8.7%, to $23.1 million in the first quarter of 1997. The increase in broadcasting and music revenues reflects higher advertising revenues at the Company's two television stations of $1.8 million. In January 1997, the Company entered into a definitive agreement to sell KSTW, its Tacoma-Seattle, Washington, television station, for $160.0 million in cash.
The transaction requires the approval of the Federal Communications Commission and will result in the recognition of a gain. Management expects the transaction to be completed during 1997.

Cable Networks - Revenues increased $8.8 million, or 11.8%, to $83.1 million in the first quarter of 1997. Advertising revenues increased 10.5% during the first quarter of 1997 at TNN. Subscriber revenues at TNN increased 6.2% in the first quarter of 1997 as the number of U.S. subscribers increased to 69.0 million in March 1997 from 64.8 million in March 1996. Revenues related to CMT increased 21.9% in the first quarter of 1997 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 38.3 million in March 1997 from 33.0 million in March 1996. CMT International revenues increased to $3.1 million in the first quarter of 1997 from $2.0 million in the first quarter of 1996.

OPERATING EXPENSES

Total Operating Expenses - Total operating expenses increased $44.8 million, or 35.8%, to $169.9 million in the first quarter of 1997. Excluding the operating expenses of Word, total operating expenses increased $22.7 million, or 18.1%, to $147.8 million in the first quarter of 1997. Operating costs, as a percentage of revenues, decreased to 62.6% during the first three months of 1997 as compared to 64.1% during the first three months of 1996. Selling, general and administrative expenses, as a percentage of revenues, increased to 22.4% in the first three months of 1997 from 19.8% in the first three months of 1996, as explained below.

Operating Costs - Operating costs increased $27.0 million, or 30.3%, to $115.9 million in the first quarter of 1997. Excluding the operating costs of Word, operating costs increased $13.9 million, or 15.6%, in the first quarter of 1997. The increase is attributable to increased operating costs at the Opryland Hotel of $8.1 million primarily as a result of the hotel expansion.
In addition, operating costs increased due to the continued growth in the cable networks segment, including a $1.5 million increase in Westinghouse commissions at TNN, a $1.2 million increase in programming costs at TNN, and a $2.0 million increase in operating costs related to the expansion of CMT International including increased costs for a 24-hour transponder for CMT International's European operations.

Selling, General and Administrative - Selling, general and administrative expenses increased $14.0 million, or 50.7%, to $41.5 million in the first quarter of 1997. Excluding the selling, general and administrative expenses of Word included in 1997, selling, general and administrative expenses increased $5.6 million, or 20.4%, in the first quarter of 1997. The increase is primarily attributable to higher promotional expenses related to CMT and CMT International of $1.2 million and $1.3 million, respectively. In addition, administrative costs increased by $1.1 million at the Opryland Hotel during the first quarter of 1997 related to the hotel expansion.

Depreciation and Amortization - Depreciation and amortization increased $3.9 million, or 45.2%, to $12.5 million in the first quarter of 1997. Excluding the depreciation and amortization related to Word, depreciation and amortization increased $3.2 million to $11.8 million in the first quarter of 1997. The increase is primarily attributable to capital improvements at the Opryland Hotel.

OPERATING INCOME

Total Operating Income - Total operating income increased $1.4 million, or 10.1%, to $15.1 million in the first quarter of 1997. Excluding the operating losses of Word, total operating income increased $1.9 million to $15.6 million. The hospitality and attractions segment increase is primarily related to greater operating income generated by the Opryland Hotel expansion. The broadcasting and music segment decrease is a result of the operating losses of Word in the first quarter of 1997. Excluding the impact of Word's operating losses, the broadcasting and music segment operating income improved slightly. The cable networks segment decrease reflects increased operating losses associated with CMT International's expansion, which losses were offset, in part, by continued growth of TNN and CMT. The operating losses of CMT International increased to $4.0 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996.

INTEREST EXPENSE

Interest expense increased $4.4 million to $7.6 million in the first quarter of 1997. The increase is attributable to higher debt levels, due primarily to the financing of the acquisition of Word. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.4% in the first three months of 1997 compared to 7.0% in the first three months of 1996.

INTEREST INCOME

Interest income increased $0.2 million to $5.8 million in the first quarter of 1997. Interest income primarily results from noncash interest income recorded on a long-term note receivable.

OTHER GAINS (LOSSES)

In January 1996, the Company sold its Houston, Texas, television station, KHTV, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) for the first three months of 1996.

INCOME TAXES

The Company's provision for income taxes was $4.2 million for the first quarter of 1997 compared to $35.7 million for the first quarter of 1996 which included the tax provision on the gain from the sale of KHTV. The Company's effective tax rate on its income before provision for income taxes was 33.0% for the first quarter of 1997 compared to 39.6% for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently projects capital expenditures of approximately $45 million for 1997, approximately $13.6 million of which had been spent as of March 31, 1997. The Company believes that net cash flows from operations will exceed its net investing and financing activities.

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. At April 30, 1997, the Company had approximately $4 million in available borrowing capacity under the Revolver. The Company's purchase of Word for approximately $120 million was financed through borrowings under the Revolver. The proceeds from the sale of KSTW in 1997 will be used to reduce indebtedness under the Revolver.

In March 1997, the Company negotiated an additional $50 million short term line of credit which the Company expects to utilize until the sale of KSTW is completed in 1997. This short term line of credit has the same interest rate options as the Revolver and incorporates the same covenants, restrictions, and conditions to borrowings as the Revolver. The Company expects the short term line of credit, together with its net cash flows from operations, will fund its anticipated cash requirements. At April 30, 1997, the Company had approximately $45 million available borrowing capacity under this short term line of credit. The Company is currently negotiating with its primary lenders a new credit facility for New Gaylord following the Merger and Distribution.

SEASONALITY

Certain of the Company's businesses are subject to seasonal fluctuation. In general, lower revenues and operating income are generated in the first quarter, which is the off-peak season for the Company's entertainment and tourism properties. The Opryland theme park produces most of its revenues in the summer months. Revenues from the Company's broadcasting and music segment have also been weakest in the first quarter.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The Company's future operating results depend on a number of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; diversion of management's attention from the Company's operations to matters attendant to the Merger and Distribution; the ability to integrate the operations of Word into the Company's business; the advertising market in the United States in general and in the Company's local television markets in particular; the perceived attractiveness of Nashville, Tennessee, as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             Inapplicable.

Part II - Other Information


  Item 1.  Legal Proceedings

        Inapplicable

  Item 2.  Changes in Securities

        Inapplicable

  Item 3.  Defaults Upon Senior Securities

        Inapplicable

  Item 4.  Submission of Matters to a Vote of Security Holders

        Inapplicable

  Item 5.  Other Information

        Inapplicable

  Item 6.  Exhibits and Reports on Form 8-K

         (a) See Index to Exhibits on page 18.
         (b) A Current Report on Form 8-K, dated February 9, 1997, reporting the proposed Westinghouse Merger was filed with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Gaylord Entertainment Company


Date: May 14, 1997                        By:  /s/ Terry E. London
      ---------------------                    --------------------------------
                                          Terry E. London
                                          President and Chief Executive Officer

                               INDEX TO EXHIBITS


27       Financial Data Schedule (for SEC use only)