Form 10-K/A
period 1996-12-31
GAYLORD ENTERTAINMENT CO
filed 1997-06-11
CIK 878658

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K/A

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

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 3, 1997, 45,256,310 shares of Class A Common Stock and 51,163,546 shares of Class B Common Stock were outstanding. The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant based on the closing price of the Class A Common Stock on the New York Stock Exchange on March 3, 1997 was approximately $905,508,000. The aggregate market value of the shares of Class B Common Stock held by non-affiliates of the registrant (assuming the market value of each share of Class B Common Stock is equivalent to that of each share of the Class A Common Stock) was approximately $235,829,000. Shares of Class A Common Stock and Class B Common Stock held by non-affiliates exclude only those shares beneficially owned by officers and directors.
================================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     This amendment is being filed in order to include Exhibit 2.10, an Asset Purchase Agreement by and between Cox Broadcasting, Inc. and Gaylord Broadcasting Company, L.P. dated January 20, 1997, that was inadvertently omitted from the Annual Report on Form 10-K for the year ended December 31, 1996. Except for the inclusion of such exhibit, the Form 10-K is not otherwise amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GAYLORD ENTERTAINMENT COMPANY

June 10, 1997                             By:      /s/ TERRY E. LONDON
                                            ------------------------------------
                                                     Terry E. London
                                                     President and
                                                 Chief Executive Officer

                               INDEX TO EXHIBITS

 2.1+    --  Basic Agreement, dated as of December 15, 1993, among
             BASSGEC Management Company, Bass Pro Shops, Inc., Trackmar
             Corporation, Finley River Properties, Inc., John L. Morris,
             Trustee of the John L. Morris Revocable Living Trust, U/T/A
             dated December 23, 1986, as amended, Hospitality and Leisure
             Management, Inc., John L. Morris, and the Company
             (incorporated by reference to Exhibit 2.1 to the
             Registration Statement on Form S-3 (Registration No.
             33-74552)).
 2.2+    --  Asset Purchase Agreement by and among Cencom Cable
             Television, Inc., Lenoir TV Cable, Inc., CCT Holdings
             Corporation and CCA Holdings Corporation dated as of March
             30, 1995 (incorporated by reference to Exhibit 2 to the
             Company's Quarterly Report on Form 10-Q for the quarter
             ended March 31, 1995).
 2.3     --  Amendment 1 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of May 24, 1995 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and
             Exchange Commission on October 13, 1995).
 2.4     --  Amendment 2 to the Asset Purchase Agreement by and among
             Cencom Cable Television, Inc., Lenoir TV Cable, Inc., CCT
             Holdings Corporation and CCA Holdings Corporation dated as of September 29, 1995 (incorporated by reference to Exhibit
             2.3 to the Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995).
 2.5+    --  Asset Purchase Agreement dated as of September 15, 1995 between Tribune Broadcasting Company and New Gaylord
             Broadcasting Company, L.P.(incorporated by reference to
             Exhibit 2.5 to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1995).
 2.6+    --  Asset Purchase Agreement, dated as of November 21, 1996 by and among Thomas Nelson, Inc., Word, Incorporated and Word
             Direct Partners, L.P. as Sellers and Gaylord Entertainment
             Company as Buyer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 6, 1997, of
             Thomas Nelson, Inc.).
 2.7+    --  Amendment No. 1 to the Asset Purchase Agreement dated as of
             January 6, 1997, by and among Thomas Nelson, Inc., Word
             Incorporated and Word Direct Partners, L.P. as Sellers and
             Gaylord Entertainment Company as Buyer (incorporated by
             reference to Exhibit 2.2 to the Current Report on Form 8-K dated January 6, 1997, of Thomas Nelson, Inc.).
 2.8+    --  Asset Purchase Agreement dated as of January 6, 1997 by and between Nelson Word Limited and Word Entertainment Limited
             (incorporated by reference to Exhibit 2.3 to the Current
             Report on Form 8-K dated January 6, 1997, of Thomas Nelson,
             Inc.).
 2.9+    --  Subsidiary Asset Purchase Agreement executed on January 6,
             1997 and dated as of November 21, 1996 between Word
             Communications, Ltd. and Word Entertainment (Canada), Inc.
             (incorporated by reference to Exhibit 2.4 to the Current
             Report on Form 8-K dated January 6, 1997, of Thomas Nelson,
             Inc.).
 2.10**+ --  Asset Purchase Agreement by and between Cox Broadcasting,
             Inc. and Gaylord Broadcasting Company, L.P. dated January
             20, 1997.
 2.11+   --  Agreement and Plan of Merger dated February 9, 1997 by and among Westinghouse Electric Corporation, G Acquisition Corp.
             and Gaylord Entertainment Company and Agreement and Plan of
             Distribution filed as Annex A thereto (incorporated by
             reference to Exhibit 2.1 to the Company's Current Report on
             Form 8-K dated February 9, 1997).
 3.1     --  Restated Certificate of Incorporation of Gaylord
             Entertainment Company (incorporated by reference to Exhibit
             3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1996).
 3.2     --  Restated By-laws of the Company (incorporated by reference to Exhibit 3.0 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).

 4.1     --  Specimen of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 4.2     --  Note Purchase Agreement dated January 15, 1993 between
             Gaylord Entertainment Company and the within named
             purchasers for the sale of $150,000,000 of the Company's
             7.19% Senior Notes due 2000 (incorporated by reference to
             Exhibit 10.17 of the Company's Annual Report on Form 10-K
             for the year ended December 31, 1992).
 4.3     --  Amended and Restated Credit Agreement dated as of August 25,
             1995 among Gaylord Entertainment Company, the banks named
             therein and NationsBank of Texas N.A., as Administrative
             Lender. (Revolver) (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995).
 4.4     --  Amended and Restated Credit Agreement dated as of August 25,
             1995 among Gaylord Entertainment Company, the banks named
             therein and NationsBank of Texas N.A., as Administrative
             Lender. (Term Loan). (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995).
 4.5*    --  Promissory Note of Gaylord Entertainment Company, dated
             March 24, 1997, payable to the order of NationsBank of
             Texas, N.A. in an amount up to $50,000,000.
 9.1     --  Voting Trust Agreement ("Voting Trust Agreement") dated as of October 3, 1990 between certain stockholders of The
             Oklahoma Publishing Company and Edward L. Gaylord, Edith
             Gaylord Harper, Christine Gaylord Everest, E. K. Gaylord II
             and Martin C. Dickinson, as Voting Trustees (incorporated by reference to Exhibit 9.1 to the Registration Statement on
             Form S-1 (Registration No. 33-42329)).
 9.2     --  Amendment No. 1 to Voting Trust Agreement dated as of
             October 7, 1991 between certain stockholders of The Oklahoma
             Publishing Company and Edward L. Gaylord, Edith Gaylord
             Harper, Christine Gaylord Everest, Edward K. Gaylord II and
             Martin C. Dickinson, as Voting Trustees (incorporated by
             reference to Exhibit 9.2 to the Registration Statement on
             Form S-1 (Registration No. 33-42329)).
10.1     --  Distribution Agreement dated as of October 30, 1991 between
             The Oklahoma Publishing Company and OPUBCO, Inc.
             (incorporated by reference to Exhibit 10.3 to the Company's
             Current Report on Form 8-K filed with the Securities and
             Exchange Commission on November 13, 1991).
10.2     --  Registration Rights Policy dated as of October 30, 1991 by
             Gaylord Entertainment Company on behalf of each of the
             holders of Class B Common Stock of Gaylord Entertainment
             Company (incorporated by reference to Exhibit 10.4 to the
             Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on November 13, 1991).
10.3     --  The Oklahoman Foundation Agreement dated as of March 15,
             1990, among The Oklahoma Publishing Company and Edward L.
             Gaylord, Edward K. Gaylord II and Christine Gaylord Everest,
             as trustees (incorporated by reference to Exhibit 10.7 to
             the Registration Statement on Form S-1 (Registration No.
             33-42329)).
10.4     --  Distribution Agreement dated as of January 1, 1989 among
             Opryland USA Inc, Westinghouse Broadcasting Company, Inc.,
             Group W. Television, Inc. and Group W Satellite
             Communications (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Registration No.
             33-42329)).
10.5     --  Assumption Agreement dated as of October 30, 1991 between
             The Oklahoma Publishing Company and OPUBCO, Inc.
             (incorporated by reference to Exhibit 10.10 to the Company's
             Current Report on Form 8-K filed with the Securities and
             Exchange Commission on November 13, 1991).
10.6     --  Senior Subordinated Note issued on September 29, 1995 by CCT
             Holdings Corporation in the original principal amount of
             $165,687,890 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995).


10.7     --  Senior Subordinated Loan Agreement, dated as of September
             29, 1995, between CCT Holdings and Cencom Cable Television,
             Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 13, 1995).
10.8     --  Contingent Payment Agreement, dated as of September 29,
             1995, between Charter Communications Entertainment, L.P.,
             CCT Holdings Corporation and Cencom Cable Television, Inc.
             (incorporated by reference to Exhibit 10.3 to the Company's
             Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1995).
10.9     --  Agreement for Assignment and Acceptance of Limited
             Partnership Interest effective January 1, 1996 by and among
             Hospitality and Leisure Management Company, Inc., Fiesta
             Texas Showpark, Inc., Gaylord Entertainment Company,
             Showpark Management, Inc. and La Cantera Group Limited
             Partnership (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).
10.10    --  Assignment and Acceptance of Limited Partnership Interest
             dated January 1, 1996 by and among Hospitality & Leisure
             Management Company, Inc., Fiesta Texas Showpark, Inc., and
             La Cantera Group Limited Partnership (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
10.11    --  Letter Agreement dated September 14, 1994 between CBS, Inc.
             and Gaylord Broadcasting Company (d/b/a KTVT, Fort
             Worth-Dallas) as modified by the Affiliation Agreement dated
             December 2, 1994 between the parties as amended by the letter agreement between the parties dated December 29, 1994
             (incorporated by reference to Exhibit 10.20 of the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1994).
10.12    --  Letter Agreement dated September 14, 1994 between CBS, Inc.
             and Gaylord Broadcasting Company (d/b/a KSTW,
             Tacoma-Seattle) as modified by the Affiliation Agreement dated December 2, 1994 between the parties as amended by the letter agreement between the parties dated December 29, 1994
             (incorporated by reference to Exhibit 10.21 of the Annual
             Report on Form 10-K for the year ended December 31, 1994).
10.13    --  Stockholder Agreement dated February 9, 1997 among
             Westinghouse Electric Corporation, individuals and other parties listed on Schedule A attached thereto, and Edward L.
             Gaylord, Edith Gaylord Harper, Christine Gaylord Everest, E.
             K. Gaylord II and Martin C. Dickinson, as trustees of a certain voting trust dated October 3, 1990, as amended
             October 23, 1991 (incorporated by reference to Schedule 13D dated February 10, 1997 of Westinghouse Electric
             Corporation).

             EXECUTIVE COMPENSATION PLANS AND MANAGEMENT CONTRACTS

10.14    --  Gaylord Entertainment Company Amended and Restated 1991
             Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
             10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995).
10.15    --  Gaylord Entertainment Company Amended and Restated 1993
             Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).
10.16    --  The Opryland USA Inc Supplemental Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.11 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-
             42329)).
10.17    --  The Opryland USA Inc Supplemental Executive Retirement Plan
             (incorporated by reference to Exhibit 10.22 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1992).
10.18    --  Gaylord Entertainment Company Excess Benefit Plan
             (incorporated by reference to Exhibit 10.30 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1994).

10.19    --  Gaylord Entertainment Company Supplemental Executive
             Retirement Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year
             ended December 31, 1994).
10.20    --  Gaylord Entertainment Company Directors' Unfunded Deferred
             Compensation Plan (incorporated by reference to Exhibit
             10.32 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994).
10.21    --  Severance Agreement dated November 18, 1993 between Gaylord
             Entertainment Company and Richard H. Evans, Executive Vice
             President and Chief Operating Officer of the Company
             (incorporated by reference to Exhibit 10.25 to the Company's
             Annual Report on Form 10-K for the year ended December 31,
             1993).
10.22    --  Amended and Restated Limited Partnership Agreement of Bass
             Pro, L.P. (incorporated by reference to Exhibit 2.3 to the
             Registration Statement on Form S-3 (Registration No.
             33-74552)).
10.23*   --  Form of Severance Agreement between Gaylord Entertainment
             Company and executive officers.
10.24*   --  Form of Indemnity Agreement between Gaylord Entertainment
             Company and its directors.
10.25    --  Amended and Restated Stock Option Agreement, dated June 20,
             1995, between Gaylord Entertainment Company and Richard H.
             Evans, (former) Executive Vice President and Chief Operating
             Officer of the Company (incorporated by reference to Exhibit
             10.24 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1995).
10.26    --  Amended and Restated Restricted Stock Agreement, as amended and restated dated January 28, 1994, between Gaylord
             Entertainment Company and Richard H. Evans, (former)
             Executive Vice President and Chief Operating Officer of the
             Company (incorporated by reference to Exhibit 10.28 to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1993).
21*      --  Subsidiaries of Gaylord Entertainment Company
23*      --  Consent of Independent Auditors.
27*      --  Financial Data Schedule (for SEC use only).

---------------

 + As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted from this filing. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.
 * Filed with Annual Report on Form 10-K.
** Filed herewith.