Form 10-Q
period 1997-06-30
GAYLORD ENTERTAINMENT CO
filed 1997-08-14
CIK 878658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 1-10881

                          GAYLORD ENTERTAINMENT COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        73-0383730
--------------------------------------               -------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

          One Gaylord Drive
         Nashville, Tennessee                                  37214
----------------------------------------             -------------------------
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
Yes   X    No
    -----     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of July 31, 1997
             -----                            -------------------------------
Class A Common Stock, $.01 par value                  46,468,313 shares
Class B Common Stock, $.01 par value                  50,932,624 shares

                          GAYLORD ENTERTAINMENT COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
Part I - Financial Information

         Item 1.  Financial Statements                                              3

                  Condensed Consolidated Statements of Income -
                        For the Three Months Ended June 30, 1997 and 1996           4

                  Condensed Consolidated Statements of Income -
                        For the Six Months Ended June 30, 1997 and 1996             5

                  Condensed Consolidated Balance Sheets -
                       June 30, 1997 and December 31, 1996                          6

                  Condensed Consolidated Statements of Cash Flows -
                       For the Six Months Ended June 30, 1997 and 1996              7

                  Notes to Condensed Consolidated Financial Statements              8

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                         10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17


Part II - Other Information

         Item 1.  Legal Proceedings                                                18

         Item 2.  Changes in Securities                                            18

         Item 3.  Defaults Upon Senior Securities                                  18

         Item 4.  Submission of Matters to a Vote of Security Holders              18

         Item 5.  Other Information                                                18

         Item 6.  Exhibits and Reports on Form 8-K                                 18


Part I - Financial Information
Item 1.

                              FINANCIAL STATEMENTS


The condensed consolidated financial statements include the accounts of Gaylord Entertainment Company and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       1997           1996
                                                                     ---------      ---------
Revenues                                                             $ 249,736      $ 209,280

Operating expenses:
     Operating costs                                                   143,735        118,516
     Selling, general and administrative                                45,952         35,190
     Depreciation and amortization                                      15,707         12,651
                                                                     ---------      ---------

          Operating income                                              44,342         42,923

Interest expense                                                        (7,342)        (4,353)
Interest income                                                          5,933          5,707
Other gains (losses)                                                   143,067         (1,131)
                                                                     ---------      ---------

          Income before provision for income taxes                     186,000         43,146

Provision for income taxes                                              64,068         14,238
                                                                     ---------      ---------

          Net income                                                 $ 121,932      $  28,908
                                                                     =========      =========


Net income per share                                                 $    1.25      $    0.30
                                                                     =========      =========

Weighted average shares outstanding, including equivalent shares        97,439         97,969
                                                                     =========      =========

Dividends per share                                                  $   0.100      $   0.086
                                                                     =========      =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       1997           1996
                                                                     ---------      ---------
Revenues                                                             $ 434,804      $ 348,137

Operating expenses:
     Operating costs                                                   259,636        207,460
     Selling, general and administrative                                87,461         62,739
     Depreciation and amortization                                      28,246         21,286
                                                                     ---------      ---------

          Operating income                                              59,461         56,652

Interest expense                                                       (14,924)        (7,553)
Interest income                                                         11,714         11,268
Other gains (losses)                                                   142,609         72,882
                                                                     ---------      ---------

          Income before provision for income taxes                     198,860        133,249

Provision for income taxes                                              68,312         49,963
                                                                     ---------      ---------

          Net income                                                 $ 130,548      $  83,286
                                                                     =========      =========


Net income per share                                                 $    1.34      $    0.85
                                                                     =========      =========

Weighted average shares outstanding, including equivalent shares        97,449         97,892
                                                                     =========      =========

Dividends per share                                                  $   0.200      $   0.171
                                                                     =========      =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            June 30,        December 31,
                                       ASSETS                                                 1997              1996
                                                                                           -----------      -----------
Current assets:
     Cash                                                                                  $    13,095      $    13,720
     Trade receivables, less allowance of $5,750 and $3,276, respectively                      164,288          108,702
     Program rights                                                                             10,165           14,072
     Inventories                                                                                37,495           15,436
     Other assets                                                                               57,319           35,342
                                                                                           -----------      -----------
          Total current assets                                                                 282,362          187,272
                                                                                           -----------      -----------
Program rights                                                                                  15,116           26,472
Property and equipment, net of accumulated depreciation                                        635,640          640,319
Intangible assets, net of accumulated amortization                                             104,292           39,363
Investments                                                                                     72,745           66,037
Long-term notes and interest receivable                                                        222,397          203,514
Other assets                                                                                    35,014           19,271
                                                                                           -----------      -----------
          Total assets                                                                     $ 1,367,566      $ 1,182,248
                                                                                           ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                     $    37,420      $    37,350
     Accounts payable and accrued liabilities                                                  139,144          108,004
     Income taxes payable                                                                       73,994            3,669
     Program contracts payable                                                                  15,309           14,943
                                                                                           -----------      -----------
          Total current liabilities                                                            265,867          163,966
                                                                                           -----------      -----------
Long-term debt                                                                                 316,544          326,059
Program contracts payable                                                                        9,936           24,661
Deferred income taxes                                                                          109,519          117,947
Other liabilities                                                                               23,844           21,805
Minority interest                                                                               15,478           14,847

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 100,000 shares authorized, no shares
          issued or outstanding                                                                   --               --
     Class A common stock, $.01 par value, 300,000 shares authorized, 45,751
          and 44,987 shares issued, 45,451 and 44,687 shares outstanding, respectively             458              450
     Class B common stock, $.01 par value, 150,000 shares authorized, 50,941
          and 51,684 shares issued and outstanding, respectively                                   509              517
     Additional paid-in capital                                                                483,074          483,287
     Retained earnings                                                                         150,759           39,494
     Treasury stock                                                                             (5,938)          (5,938)
     Other stockholders' equity                                                                 (2,484)          (4,847)
                                                                                           -----------      -----------
          Total stockholders' equity                                                           626,378          512,963
                                                                                           -----------      -----------
          Total liabilities and stockholders' equity                                       $ 1,367,566      $ 1,182,248
                                                                                           ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                       1997           1996
                                                                                     ---------      --------
Cash Flows from Operating Activities:
     Net income                                                                      $ 130,548      $ 83,286
     Amounts to reconcile net income to net cash flows
          provided by (used in) operating activities:
          Depreciation and amortization                                                 28,246        21,286
          Provision (benefit) for deferred income taxes                                 (1,927)        1,120
          Noncash interest income                                                      (11,135)       (9,942)
          Gain on sale of television stations                                         (144,259)      (73,850)
          Changes in:
               Trade receivables                                                       (21,096)      (28,573)
               Program rights and program contracts payable                                547          (887)
               Accounts payable and accrued liabilities                                   (168)        6,470
               Income taxes payable                                                     70,325        (5,376)
               Other, net                                                              (19,270)       (9,445)
                                                                                     ---------      --------
          Net cash flows provided by (used in) operating activities                     31,811       (15,911)
                                                                                     ---------      --------

Cash Flows from Investing Activities:
     Purchase of Word Entertainment                                                   (119,901)         --
     Proceeds from sale of television stations, net of direct selling costs paid       156,301        98,544
     Purchases of property and equipment                                               (23,590)      (76,541)
     Payment upon disposal of Fiesta Texas partnership interest                           --         (12,976)
     Investments in, advances to and distributions from affiliates, net                 (9,027)       (3,465)
     Other, net                                                                         (8,020)       (4,629)
                                                                                     ---------      --------
          Net cash flows provided by (used in) investing activities                     (4,237)          933
                                                                                     ---------      --------

Cash Flows from Financing Activities:
     Repayment of long-term debt                                                       (38,531)      (37,475)
     Proceeds from issuance of long-term debt                                              420          --
     Net borrowings under revolving credit agreements                                   28,666        70,896
     Proceeds from exercise of stock options                                               529         1,214
     Dividends paid                                                                    (19,283)      (16,569)
                                                                                     ---------      --------
          Net cash flows provided by (used in) financing activities                    (28,199)       18,066
                                                                                     ---------      --------

Net change in cash                                                                        (625)        3,088
Cash, beginning of period                                                               13,720        12,062
                                                                                     ---------      --------

Cash, end of period                                                                  $  13,095      $ 15,150
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

                 GAYLORD ENTERTAINMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


1. NET INCOME PER SHARE

The computations of net income per share are based on the weighted average number of common and equivalent (stock options) shares assumed to be outstanding during the periods. The share amounts used in the computation of net income per share for the three months ended June 30, 1997 and 1996 were 97,439,000 and 97,969,000, respectively, and for the six months ended June 30, 1997 and 1996 were 97,449,000 and 97,892,000, respectively.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to stock options. On a pro forma basis as if the Company had adopted SFAS 128, basic earnings per share would have been $1.27 and $0.30 for the three months ended June 30, 1997 and 1996, respectively, and $1.35 and $0.86 for the six months ended June 30, 1997 and 1996, respectively. Diluted earnings per share as if SFAS 128 had been adopted would have been unchanged from the reported amounts for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996.

2. WESTINGHOUSE MERGER

On February 9, 1997, the Company entered into an agreement (the "Merger Agreement") with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, the Company will be restructured (the "Restructuring") so that certain assets and liabilities that are part of the Company's hospitality, attractions, music, television and radio businesses, including all of the Company's long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire 95% of Z Music, Inc., will be transferred to or retained by a wholly owned subsidiary of the Company ("New Gaylord"). As a result of the Restructuring and the Merger, substantially all of the assets of the Company's cable networks business, consisting primarily of The Nashville Network and the U.S. and Canadian operations of Country Music Television, and certain other related businesses (collectively, the "Cable Networks Business") and its liabilities to the extent that they arise out of or relate to the Cable Networks Business, will be held by the Company or one of its subsidiaries (other than New Gaylord or its subsidiaries after giving effect to the Restructuring) and will be acquired by Westinghouse in the Merger.

Following the Restructuring and on the day prior to the effective time of the Merger, the Company will distribute (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of New Gaylord. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Company Common Stock"), of the Company on the record date for the Distribution will receive a number of shares of Common Stock, $0.01 par value, of New Gaylord equal to one-third the number of shares of the Company Common Stock held by such holder. Cash will be distributed in lieu of any fractional shares of New Gaylord common stock.

In the Merger, the Company's stockholders will receive shares of Westinghouse common stock valued at the agreed upon transaction price of $1,550,000, at a per share consideration to be determined in accordance with the Merger Agreement that will be based upon the average market price of the Westinghouse common stock for a period ending shortly before the date on which the Merger occurs and the number of outstanding shares of the Company's common stock prior to the Merger, subject to certain limitations and termination rights contained in the Merger Agreement. The Distribution and the Merger are subject to the satisfaction or waiver of a number of conditions, including Company stockholder approval of the Merger, and certain regulatory approvals, including an Internal Revenue Service ruling that the Distribution, the Merger, and certain aspects of the Restructuring will be tax-free transactions. The Distribution and the Merger are currently expected to occur during the third quarter of 1997.

In connection with the Merger, New Gaylord and the Company (or one or more of their respective subsidiaries) plan to enter into agreements pertaining to their ongoing business relationship. In addition, each party will agree not to compete with the other in certain areas of the cable networks industry.

3.  SALE OF TELEVISION STATION

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160,000 in cash. The sale resulted in a pretax gain of $144,259, which is included in other gains (losses) in the condensed consolidated statements of income. The Company utilized the net proceeds from the sale to reduce outstanding indebtedness under its revolving lines of credit.

4.  ACQUISITION OF WORD ENTERTAINMENT

In January 1997, the Company purchased all of the assets of Word Entertainment ("Word") for approximately $120,000 in cash, which is subject to a final working capital adjustment. The purchase price included approximately $40,000 of working capital. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired has been preliminarily estimated at approximately $61,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

The following unaudited pro forma information presents a summary of consolidated results of the combined operations of the Company and Word for the three months ended June 30, 1996 and for the six months ended June 30, 1996, as if the acquisition had occurred on January 1, 1996:

                                     Three Months          Six Months
                                        Ended                Ended
                                    June 30, 1996        June 30, 1996
                                    --------------       --------------
Revenues                            $      226,569       $      381,776
                                    ==============       ==============
Net income                          $       26,924       $       75,850
                                    ==============       ==============
Net income per share                $         0.27       $         0.77
                                    ==============       ==============

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including additional amortization expense as a result of goodwill and other intangible assets, increased interest expense on acquisition debt, and an adjustment to the provision for income taxes for such items. The pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had occurred on January 1, 1996, or of future results of operations of the consolidated entities.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING AND MERGER

On February 9, 1997, the Company entered into an agreement (the "Merger Agreement") with Westinghouse Electric Corporation ("Westinghouse") and G Acquisition Corp., a wholly owned subsidiary of Westinghouse ("Sub"), pursuant to which Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Westinghouse. Prior to the Merger, the Company will be restructured (the "Restructuring") so that certain assets and liabilities that are part of the Company's hospitality, attractions, music, television and radio businesses, including all of the Company's long term debt, as well as the Country Music Television cable networks outside of the United States and Canada ("CMT International") and the management of and option to acquire 95% of Z Music, Inc., will be transferred to or retained by a wholly owned subsidiary of the Company ("New Gaylord"). As a result of the Restructuring and the Merger, substantially all of the assets of the Company's cable networks business, consisting primarily of The Nashville Network ("TNN") and the U.S. and Canadian operations of Country Music Television ("CMT"), and certain other related businesses (collectively, the "Cable Networks Business") and its liabilities to the extent that they arise out of or relate to the Cable Networks Business, will be held by the Company or one of its subsidiaries (other than New Gaylord or its subsidiaries after giving effect to the Restructuring) and will be acquired by Westinghouse in the Merger.

Following the Restructuring and on the day prior to the effective time of the Merger, the Company will distribute (the "Distribution") pro rata to its stockholders all of the outstanding capital stock of New Gaylord. As a result of the Distribution, each holder of record of the Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value (collectively, the "Company Common Stock"), of the Company on the record date for the Distribution will receive a number of shares of Common Stock, $0.01 par value, of New Gaylord equal to one-third the number of shares of the Company Common Stock held by such holder. Cash will be distributed in lieu of any fractional shares of New Gaylord common stock.

In the Merger, the Company's stockholders will receive shares of Westinghouse common stock valued at the agreed upon transaction price of $1.55 billion, at a per share consideration to be determined in accordance with the Merger Agreement that will be based upon the average market price of the Westinghouse common stock for a period ending shortly before the date on which the Merger occurs and the number of outstanding shares of the Company's common stock prior to the Merger, subject to certain limitations and termination rights contained in the Merger Agreement. The Distribution and the Merger are subject to the satisfaction or waiver of a number of conditions, including Company stockholder approval of the Merger, and certain regulatory approvals, including an Internal Revenue Service ruling that the Distribution, the Merger, and certain aspects of the Restructuring will be tax-free transactions. The Distribution and the Merger are currently expected to occur during the third quarter of 1997.

In connection with the Merger, New Gaylord and the Company (or one or more of their respective subsidiaries) plan to enter into agreements pertaining to their ongoing business relationship. In addition, each party will agree not to compete with the other in certain areas of the cable networks industry.

SALE OF TELEVISION STATION

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income. The Company utilized the net proceeds from the sale to reduce outstanding indebtedness under its revolving lines of credit.

WORD ENTERTAINMENT ACQUISITION

In January 1997, the Company purchased all of the assets of Word
Entertainment ("Word") for approximately $120.0 million in cash, which is subject to a final working capital adjustment. The purchase price included approximately $40.0 million of working capital. The acquisition was financed through borrowings under the Company's revolving credit agreement and has been accounted for using the purchase method of accounting. The operating results of Word have been included in the condensed consolidated financial statements from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired has been preliminarily estimated at approximately $61.0 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The purchase price allocation has been completed on a preliminary basis, subject to adjustment should new or additional facts about Word become known.

BUSINESS SEGMENTS

The Company operates in the following business segments: hospitality and attractions, broadcasting and music, and cable networks. The Company has realigned its financial segment reporting in an attempt to provide stockholders with more useful and beneficial information beginning with the first quarter of 1997. The hospitality and attractions segment primarily consists of operations formerly included in the Company's entertainment segment, including the Opryland Hotel, the Opryland theme park and other Nashville-based attractions. The broadcasting and music segment includes the Company's television stations, radio stations, music publishing business, and Word. The cable networks segment primarily consists of TNN, CMT and CMT International. In addition to changing the operating segments, the Company's unallocated corporate expenses are now reported separately, all of which were previously allocated to the Company's financial reporting segments. The 1996 results of operations have been restated to conform to the new presentation.

RESULTS OF OPERATIONS

The following table contains unaudited selected summary financial data for the three month and six month periods ended June 30, 1997 and 1996 (amounts in thousands, except operating data). The table also shows the percentage relationships to total revenues and, in the case of segment operating income, its relationship to segment revenues.

                                                  Three Months Ended                            Six Months Ended
                                                       June 30,                                     June 30,
                                        ----------------------------------------    ----------------------------------------
                                          1997        %        1996          %        1997         %         1996       %
                                        ---------  -------   ---------    ------    ---------   -------   ----------  ------
Revenues:
  Hospitality and attractions           $  97,352     39.0   $  88,606      42.3    $ 154,656      35.6   $ 131,953     37.9
  Broadcasting and music                   51,760     20.7      27,996      13.4       96,462      22.2      49,211     14.1
  Cable networks                          100,624     40.3      92,678      44.3      183,686      42.2     166,973     48.0
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
     Total revenues                       249,736    100.0     209,280     100.0      434,804     100.0     348,137    100.0
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
Operating expenses:
  Operating costs                         143,735     57.6     118,516      56.6      259,636      59.7     207,460     59.6
  Selling, general & administrative        45,952     18.4      35,190      16.8       87,461      20.1      62,739     18.0
  Depreciation and amortization:
    Hospitality and attractions             9,212                7,649                 15,795                11,880
    Broadcasting and music                  1,815                1,105                  3,693                 2,142
    Cable networks                          3,739                3,112                  7,072                 5,741
    Corporate                                 941                  785                  1,686                 1,523
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
    Total depreciation and amortization    15,707      6.2      12,651       6.1       28,246       6.5      21,286      6.1
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
       Total operating expenses           205,394     82.2     166,357      79.5      375,343      86.3     291,485     83.7
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
Operating income:
  Hospitality and attractions              14,911     15.3      15,934      18.0       16,319      10.6      15,693     11.9
  Broadcasting and music                    8,644     16.7       7,681      27.4       10,583      11.0       9,931     20.2
  Cable networks                           27,674     27.5      25,483      27.5       45,277      24.6      43,415     26.0
  Corporate                                (6,887)      -       (6,175)      -        (12,718)      -       (12,387)      -
                                        ---------    -----   ---------     -----    ---------     -----   ---------    -----
     Total operating income             $  44,342     17.8   $  42,923      20.5    $  59,461      13.7   $  56,652     16.3
                                        =========    =====   =========     =====    =========     =====   =========    =====



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               -----------------------------------------
Operating data:                                                                 1997             1996           % change
---------------                                                                -------          -------        ----------
  Hospitality and attractions:
     Opryland Hotel:
          Occupancy rate                                                         82.2%            81.2%
          Average guest room rate                                              $131.36          $127.27             3.2
     Opryland theme park:
          Attendance (in thousands)                                                625              675            (7.4)
          Revenue per guest                                                     $29.07           $29.60            (1.8)
  Cable networks:
     Number of U.S. subscribers (in thousands):
          The Nashville Network                                                 69,436           65,345             6.3
          Country Music Television                                              39,385           33,477            17.6


PERIODS ENDED JUNE 30, 1997 COMPARED TO PERIODS ENDED JUNE 30, 1996

Revenues

Total Revenues - Total revenues increased $40.5 million, or 19.3%, to $249.7 million in the second quarter of 1997, and increased $86.7 million, or 24.9%, to $434.8 million in the first six months of 1997, a substantial portion of which was attributable to the acquisition of Word. Excluding the revenues of Word subsequent to the date of the Word acquisition, total revenues increased $15.3 million, or 7.3%, to $224.5 million in the second quarter of 1997, and increased $39.8 million, or 11.4%, to $388.0 million in the first six months of 1997. The increases are primarily attributable to the expansion of the Opryland Hotel in the hospitality and attractions segment and continued growth in the cable networks segment.

Hospitality and Attractions - Revenues in the hospitality and attractions segment increased $8.7 million, or 9.9%, to $97.4 million in the second quarter of 1997, and increased $22.7 million, or 17.2%, to $154.7 million for the first six months of 1997. Opryland Hotel revenues increased $24.8 million, or 29.8%, to $108.1 million in the first six months of 1997 principally because of the hotel expansion. The hotel's occupancy rate increased to 82.2% in the first six months of 1997 compared to 81.2% in the first six months of 1996. The hotel sold 408,900 rooms in the first six months of 1997 compared to 339,500 rooms sold in the same period of 1996 reflecting a 20.4% increase over 1996. The hotel's average guest room rate increased to $131.36 in the first six months of 1997 from $127.27 in the first six months of 1996. At June 30, 1997, the hotel's advanced bookings were approximately $1 billion of future revenues at current rates with a significant portion of these advanced bookings relating to the next three years.

Broadcasting and Music - Revenues increased $23.8 million, or 84.9%, to $51.8 million in the second quarter of 1997, and increased $47.3 million, or 96.0%, to $96.5 million for the first six months of 1997. Excluding the revenues of Word subsequent to the date of the Word acquisition, broadcasting and music revenues decreased $1.4 million, or 5.1%, to $26.6 million in the second quarter of 1997, and increased $0.4 million, or 0.8%, to $49.6 million for the first six months of 1997. The decrease for the second quarter is primarily the result of the early June 1997 sale of television station KSTW.

Cable Networks - Revenues increased $7.9 million, or 8.6%, to $100.6 million in the second quarter of 1997, and increased $16.7 million, or 10.0%, to $183.7 million for the first six months of 1997. Advertising revenues increased 8.8% during the second quarter of 1997 and increased 9.5% for the first six months of 1997 at TNN. Subscriber revenues at TNN increased 6.7% in the second quarter of 1997 and 6.5% for the first six months of 1997 as the number of U.S. subscribers increased to 69.4 million in June 1997 from 65.3 million in June 1996. Revenues related to CMT increased 23.8% in the second quarter of 1997 and 22.9% for the first six months of 1997 due to growth in both advertising and subscriber revenues. CMT subscribers increased to 39.4 million in June 1997 from 33.5 million in June 1996. CMT International revenues increased to $5.6 million in the first six months of 1997 from $4.6 million in the first six months of 1996.

Operating Expenses

Total Operating Expenses - Total operating expenses increased $39.0 million, or 23.5%, to $205.4 million in the second quarter of 1997 and increased $83.9 million, or 28.8%, to $375.3 million for the first six months of 1997, a substantial portion of which was attributable to the acquisition of Word. Excluding the total operating expenses of Word subsequent to the date of the Word acquisition, total operating expenses increased $14.6 million, or 8.8%, to $181.0 million in the second quarter of 1997 and increased $37.3 million, or 12.8%, to $328.8 million for the first six months of 1997. A portion of the increase is due to corporate total operating expenses, consisting primarily of senior management salaries and benefits, legal, human resources, accounting, data processing and other administrative costs, which increased $0.7 million to $6.9 million in the second quarter of 1997, and increased $0.3 million to $12.7 million in the first six months of 1997. Operating costs, as a percentage of revenues, increased slightly to 59.7% during the first six months of 1997 as compared to 59.6% during the first six months of 1996. Selling, general and administrative expenses, as a percentage of revenues, increased to 20.1% in the first six months of 1997 from 18.0% in the first six months of 1996, for the reasons explained below.

Operating Costs - Operating costs increased $25.2 million, or 21.3%, to $143.7 million in the second quarter of 1997 and increased $52.2 million, or 25.1%, to $259.6 million in the first six months of 1997. Excluding the operating costs of Word subsequent to the date of the Word acquisition, operating costs increased $9.7 million, or 8.2%, in the second quarter of 1997 and increased $23.6 million, or 11.4%, in the first six months of 1997. The increases are attributable to increased operating costs at the Opryland Hotel of $16.5 million for the first six months of 1997 primarily related to the hotel expansion. In addition, operating costs increased during the first six months of 1997 due to the continued growth in the cable networks segment, including a $3.4 million increase in Westinghouse commissions at TNN, a $2.8 million increase in programming costs at TNN, and a $2.8 million increase in operating costs related to the expansion of CMT International including increased costs for a 24-hour transponder for CMT International's European operations. These increases were partially offset by decreases in operating costs for the first six months of 1997 of $1.1 million at the Opryland theme park due to cost-cutting measures and $1.3 million at KSTW.

Selling, General and Administrative - Selling, general and administrative expenses increased $10.8 million, or 30.6%, to $46.0 million in the second quarter of 1997 and increased $24.7 million, or 39.4%, to $87.5 million for the first six months of 1997. Excluding the selling, general and administrative expenses of Word subsequent to the date of the Word acquisition, selling, general and administrative expenses increased $2.5 million, or 7.2%, in the second quarter of 1997 and $8.2 million, or 13.0%, for the first six months of 1997. The increases are primarily attributable to higher promotional expenses related to CMT and CMT International of $1.5 million and $2.0 million, respectively, for the first six months of 1997. Administrative costs increased $2.2 million at the Opryland Hotel during the first six months of 1997 primarily because of the hotel expansion. In addition, selling and administrative expenses increased $1.6 million in the first six months of 1997 as a result of the expansion of the NASCAR Thunder Stores, a chain of auto racing-themed retail stores, which will be acquired by Westinghouse in the Merger.

Depreciation and Amortization - Depreciation and amortization increased $3.1 million, or 24.2%, to $15.7 million in the second quarter of 1997 and increased $7.0 million, or 32.7%, to $28.2 million for the first six months of 1997. Excluding the depreciation and amortization related to Word subsequent to the date of the Word acquisition, depreciation and amortization increased $2.3 million to $15.0 million in the second quarter of 1997 and increased $5.5 million to $26.8 million for the first six months of 1997. The increases are primarily attributable to increased depreciation and amortization expense of $3.9 million for the six months ended June 30, 1997 related to the expansion of the Opryland Hotel.

Operating Income

Total Operating Income - Total operating income increased $1.4 million, or 3.3%, to $44.3 million in the second quarter of 1997 and increased $2.8 million, or 5.0%, to $59.5 million for the first six months of 1997. Excluding the operating income of Word subsequent to the date of the Word acquisition, total operating income increased $0.6 million to $43.6 million in the second quarter of 1997 and increased $2.5 million to $59.2 million for the first six months of 1997. The increase in operating income in the hospitality and attractions segment for the first six months of 1997 is primarily related to greater operating income generated by the Opryland Hotel and the reduction in operating expenses at the Opryland theme park. Excluding the impact of Word's operating income subsequent to the date of the Word acquisition, the broadcasting and music segment operating income improved slightly for the first six months of 1997. The cable networks segment increase reflects continued growth of TNN and CMT, which was offset, in part, by increased operating losses associated with CMT International's expansion. The operating losses of CMT International increased to $7.6 million in the first six months of 1997 from $3.7 million in the first six months of 1996. Although CMT International has yet to operate profitably, the Company believes that its operating results can be improved. If CMT International's results of operations do not improve, however, the Company will consider various possible courses of action, including seeking a joint venture partner, pursuing a sale of CMT International, or ceasing its operations. The Company's ability to improve CMT International's operating results may be negatively impacted by certain restrictions contained in its agreements with Westinghouse on its ability to change CMT International's programming content for the five-year period immediately following the Merger.

Interest Expense

Interest expense increased $3.0 million to $7.3 million in the second quarter of 1997 and increased $7.4 million to $14.9 million for the first six months of 1997. These increases are attributable to higher average debt levels, due primarily to the financing of the Word acquisition. The Company utilized the net proceeds from the sale of KSTW in June 1997 to reduce outstanding indebtedness under its revolving lines of credit. The Company's weighted average interest rate on its bank debt and senior notes combined was 6.5% in the first six months of 1997 compared to 6.9% in the first six months of 1996.

Interest Income

Interest income increased $0.2 million to $5.9 million in the second quarter of 1997 and increased $0.4 million to $11.7 million in the first six months of 1997. Interest income primarily results from noncash interest income earned on a long-term note receivable.

Other Gains (Losses)

In June 1997, the Company sold KSTW, its Tacoma-Seattle, Washington television station, for $160.0 million in cash. The sale resulted in a pretax gain of $144.3 million, which is included in other gains (losses) in the condensed consolidated statements of income.

In January 1996, the Company sold KHTV, its Houston, Texas television station, for $97.8 million, including certain working capital and other adjustments of approximately $4.3 million. The sale resulted in a pretax gain of $73.9 million which is included in other gains (losses) in the condensed consolidated statements of income.

Income Taxes

The Company's provision for income taxes was $64.1 million for the second quarter of 1997, which included the tax provision of $50.3 million on the gain from the sale of KSTW, compared to $14.2 million for the second quarter of 1996. The provision for income taxes was $68.3 million for the first six months of 1997 compared to $50.0 million for the first six months of 1996. The Company's effective tax rate on its income before provision for income taxes was 34.4% for the second quarter of 1997 compared to 33.0% for the second quarter of 1996, and 34.4% for the first six months of 1997 compared to 37.5% for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently projects capital expenditures of approximately $52 million for 1997, approximately $23.6 million of which had been spent as of June 30, 1997. The Company believes that net cash flows from operations will exceed its net investing and financing activities on both a short-term and long-term basis.

The Company has an unsecured revolving loan (the "Revolver") which provides for borrowings of up to $400 million until its maturity on December 31, 2000. In March 1997, the Company negotiated an additional $50 million short-term line of credit which expires on September 30, 1997. This short-term line of credit has the same interest rate options as the Revolver and incorporates the same covenants, restrictions, and conditions to borrowings as the Revolver. The Company's purchase of Word for approximately $120 million was financed through borrowings under the Revolver. The proceeds from the sale of KSTW in 1997 were used to reduce the indebtedness under the Revolver and the short-term line of credit. At July 31, 1997, the Company had approximately $236 million in available borrowing capacity under the Revolver and the short-term line of credit. On August 1, 1997, the Company utilized $90 million of borrowing capacity under the Revolver to prepay all of its outstanding fixed-rate senior notes.

The Company is currently negotiating with its primary lenders a new $600 million credit facility which will replace the Revolver and the short-term line of credit. In connection with the Merger, New Gaylord will assume all of the Company's indebtedness. The Company's management believes that the net cash flows from operations, together with the amount expected to be available for borrowing under the new credit facility (or alternative borrowing arrangements) will be sufficient to satisfy anticipated future cash requirements of the Company and New Gaylord, as applicable, on both a short-term and long-term basis.

SEASONALITY

Certain of the Company's businesses are subject to seasonal fluctuation. Many of the operations in the hospitality and attractions segment are either closed or operate on a limited basis during the first quarter of the year and conduct most of their business during the summer tourism season. The first calendar quarter is also the weakest quarter for most television and radio broadcasters, including the Company, as advertising revenues are lower in the post-Christmas period. Revenues in the music business are also typically weakest in the first calendar quarter following the Christmas buying season.

RECENT DEVELOPMENTS

The Company was notified recently by Nashville governmental authorities of an increase in appraised value and property tax rates on the Opryland Hotel and Opryland theme park resulting in a potential tax assessment of approximately $4.1 million more than was originally anticipated by the Company. The Company is in the process of appealing the appraisal. The Company intends to vigorously contest the increased tax assessment, but believes that, even if the appeal is determined unfavorably, the increased tax will not have a material adverse effect on the Company's results of operations or financial position.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used herein, the words "estimate," "project," "intend," "expect," "anticipate," and similar expressions are intended to identify forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements. These factors, many of which are beyond the Company's control, include the continued growth in the popularity of country music and country lifestyles; growth in the popularity of Christian music and family values lifestyles; diversion of management's attention from the Company's operations to matters attendant to the Merger and Distribution; the ability to integrate the operations of Word into the Company's business; the advertising market in the United States in general and in the Company's local television and radio markets in particular; the perceived attractiveness of Nashville, Tennessee, as a convention and tourist destination; consumer tastes and preferences for the Company's programming and other entertainment offerings; competition; and consolidation in the broadcasting and cable distribution industries.



Item 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable

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

                  Inapplicable

         Item 5.  OTHER INFORMATION

                  Inapplicable

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Index to Exhibits on page 20.
                  (b) No reports on Form 8-K were filed during the quarter ended
                      June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GAYLORD ENTERTAINMENT COMPANY


Date: August 13, 1997                By: /s/ Terry E. London
      ---------------                    ---------------------------------------
                                         Terry E. London
                                         President, Chief Executive Officer, and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                    PAGE NO.
                                                                    --------
27       Financial Data Schedule (for SEC use only)                    21